Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1996-05-15
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19070

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                          13-3544867
- - --------------------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

One New York Plaza, 13th Floor, New York, New York         10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- - --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1996              1995
- - ----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 5,056,200      $ 5,764,135
U.S. Treasury bills, at amortized cost                                  14,924,590       15,124,874
Net unrealized gain on open commodity positions                            816,277        1,340,794
Options, at market                                                              --           41,162
                                                                      -------------     ------------
Total assets                                                           $20,797,067      $22,270,965
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   889,698      $   877,911
Incentive fees payable                                                      67,355           74,959
Due to affiliates                                                           64,795           77,692
Accrued expenses                                                            54,519           63,404
Management fees payable                                                     49,937           53,350
                                                                      -------------     ------------
Total liabilities                                                        1,126,304        1,147,316
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (127,740 and 131,345 units outstanding)                19,473,950       20,572,015
General partner (1,291 and 3,522 units outstanding)                        196,813          551,634
                                                                      -------------     ------------
Total partners' capital                                                 19,670,763       21,123,649
                                                                      -------------     ------------
Total liabilities and partners' capital                                $20,797,067      $22,270,965
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    152.45      $    156.63
                                                                      -------------     ------------
                                                                      -------------     ------------
- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              1996          1995
- - ---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                          $ 487,572    $ (430,117)
Change in net unrealized gain/loss on open commodity positions               (527,954)    1,103,116
Interest from U.S. Treasury bills                                             199,285       158,277
Realized gain on reserve assets                                                    --         3,705
Change in net unrealized gain on reserve assets                                    --       (21,307)
Interest from reserve assets                                                       --       256,003
                                                                            ---------    ----------
                                                                              158,903     1,069,677
                                                                            ---------    ----------
EXPENSES
Commissions                                                                   396,483       212,602
Other transaction fees                                                         56,984        37,288
Letter of credit fees                                                              --        52,968
Management fees                                                               152,322        94,416
Incentive fees                                                                 67,355            --
General and administrative                                                     48,947        33,940
Amortization of organizational costs                                               --         3,810
                                                                            ---------    ----------
                                                                              722,091       435,024
                                                                            ---------    ----------
Net income (loss)                                                           $(563,188)   $  634,653
                                                                            ---------    ----------
                                                                            ---------    ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                            $(548,483)   $  622,785
                                                                            ---------    ----------
                                                                            ---------    ----------
General partner                                                             $ (14,705)   $   11,868
                                                                            ---------    ----------
                                                                            ---------    ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                      $   (4.16)   $     3.37
                                                                            ---------    ----------
                                                                            ---------    ----------
Weighted average number of
  limited and general partnership
  units outstanding                                                           134,867       188,338
                                                                            ---------    ----------
                                                                            ---------    ----------
- - ---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
- - ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            134,867     $20,572,015     $551,634     $21,123,649
Net loss                                             --        (548,483)     (14,705)       (563,188)
Redemptions                                      (5,836)       (549,582)    (340,116)       (889,698)
                                                -------     -----------     --------     -----------
Partners' capital--March 31, 1996               129,031     $19,473,950     $196,813     $19,670,763
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the ``Annual Report'').

   Certain balances from the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the three months ended March 31, 1996 and 1995 were:

                                                                       1996             1995
        ----------------------------------------------------------------------------------------
        Commissions and letter of credit fees                        $396,483         $ 224,371
        General and administrative                                     27,881            10,089
                                                                   ------------      -----------
                                                                     $424,364         $ 234,460
                                                                   ------------      -----------
                                                                   ------------      -----------

   The Partnership maintains its trading and cash accounts with Prudential Securities Incorporated (``PSI''), the Partnership's commodity broker and an affiliate of the General Partner. Approximately seventy-five (75%) of the Partnership's trading assets is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   When the Partnership engages in forward foreign currency transactions it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

   Additionally, the Partnership maintained a 9.16% guaranteed investment contract (``GIC'') which matured on June 30, 1995 with The Prudential Asset Management Company, Inc., an affiliate of the General Partner. Interest earned on the GIC for the three months ended March 31, 1995 was $254,108.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain

(loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's Trading Managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1996 and December 31, 1995, such segregated assets totalled $20,778,995 and $20,592,976, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $33,857 and $1,677,989 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996 and December 31, 1995, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1996 and December 31, 1995, gross contract amounts of open futures, forward and options contracts are:

                                            March 31,      December 31,
                                               1996            1995
                                           ------------    ------------
Currency Futures Contracts:
  Commitments to purchase                  $  7,837,288    $    --
Financial Futures Contracts:
  Commitments to purchase                  $ 22,871,881    $211,622,618
  Commitments to sell                      $100,475,500    $109,152,492
Commodity Futures, Forward
  and Options Contracts:
  Commitments to purchase                  $ 31,754,483    $ 19,550,940
  Commitments to sell                      $     21,370    $  1,851,942

   Included in the gross forward contract amounts are offsetting commitments to purchase and to sell the same commodity on the same date in the future. The commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1996 and December 31, 1995, the fair values of futures, forward and options contracts were:

                                                    March 31, 1996                 December 31, 1995
                                           --------------------------------    --------------------------
                                                      Fair Value                       Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Commodities                             $  938,762         $156,514       $  831,073      $169,415
     Financial                                      969          --               247,938       210,938
     Currencies                                  14,988          --                --            --
  Foreign exchanges
     Commodities                                 35,581           79,963           20,892        76,963
     Financial                                  115,461           37,222          701,932         3,725
Forward contracts:
     Commodities                                 15,875           31,660           --            --
Options Contracts:
  Domestic exchanges
     Commodities                                --               --                41,162        --
                                           --------------    --------------    ----------    ------------
                                             $1,121,636         $305,359       $1,842,997      $461,041
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table represents the average fair value of futures, forward and options contracts during the three months ended March 31, 1996 and 1995, respectively.

                                                  Three months ended               Three months ended
                                                    March 31, 1996                   March 31, 1995
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Commodities                             $  768,572         $156,737       $   --          $ --
     Financial                                   69,146           44,115          656,928      (62,308)
     Currencies                                  79,150          --                --            --
  Foreign exchanges
     Commodities                                124,917          112,928           --            --
     Financial                                   68,042           16,632           --            --
Forward Contracts:
     Commodities                                  5,292           10,553           --            --
Options Contracts:
  Domestic exchanges
     Commodities                                 33,216          --                --            --
                                           --------------    --------------    ----------    ------------
                                             $1,148,335         $340,965       $  656,928      $(62,308)
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures, forward and options contracts during the three months ended March 31, 1996 and 1995, respectively:

                                 Three months ended March 31, 1996                 Three months ended March 31, 1995
                           ---------------------------------------------     ---------------------------------------------
                                               Change in                                         Change in
                            Net Realized       Unrealized                     Net Realized       Unrealized
                           Gains (Losses)     Gains/Losses       Total       Gains (Losses)     Gains/Losses       Total
                           --------------     ------------     ---------     --------------     ------------     ---------
Futures Contracts:
  Domestic exchanges
     Commodities             $  757,605        $  120,589      $ 878,194       $  --             $  --           $  --
     Financial                  221,536           (36,031)       185,505          --                --              --
     Currencies                (108,315)           14,988        (93,327)         --                --              --
  Foreign exchanges
     Commodities                (56,070)           11,689        (44,381)         --                --              --
     Financial                 (226,616)         (619,968)      (846,584)        (430,117)        1,103,116        672,999
Forward Contracts:
     Commodities                 24,002           (15,784)         8,218          --                --              --
Options Contracts:
  Domestic exchanges
     Commodities               (104,882)           (3,437)      (108,319)         --                --              --
  Foreign exchanges
     Commodities                (19,688)          --             (19,688)         --                --              --
                           --------------     ------------     ---------     --------------     ------------     ---------
                             $  487,572        $ (527,954)     $ (40,382)      $ (430,117)       $1,103,116      $ 672,999
                           --------------     ------------     ---------     --------------     ------------     ---------
                           --------------     ------------     ---------     --------------     ------------     ---------

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on May 30, 1990 with gross proceeds of $65,520,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $64,222,750. At the inception of the Partnership, sixty percent of the net proceeds was allocated to trading activity and forty percent was placed in reserve and invested in investment grade interest-bearing obligations (``Reserve Assets'').

   On June 30, 1995, the letter of credit expired and the Reserve Assets became available for commodities trading. During July, these assets were allocated for trading to Willowbridge Associates Inc. (``Willowbridge''), a new independent commodity trading manager to the Partnership. As such, at March 31, 1996, 100% of the Partnership's net assets were allocated to commodities trading (the ``Adjusted Net Asset Value''). A significant portion of the Adjusted Net Asset Value was held in U.S. Treasury bills (which represented approximately 73% of the Adjusted Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and options contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1996 were $549,582 and $340,116, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through March 31, 1996 totalled $57,846,773 and $690,661, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of March 31, 1996 was $152.45, a decrease of 2.67% from the December 31, 1995 net asset value per Unit of $156.63.

   The Partnership's January gain was a result of trading in both the financial and non-financial sectors. Profits were taken in the currency, financial and metals sectors, while losses were sustained in the grain, stock indices, and meat sectors. The stronger dollar in relation to the Deutsche mark provided the profits in the foreign exchange sector during the month. There were losses in the U.S. and international interest rate markets which slightly offset some of the currency profits. The largest sector profits came from precious metals in both gold and silver. Late in the month, gold moved up strongly from the increasingly narrow price range below $400 where it had traded for several years. Silver strengthened as well. The grains, which had added to profits in the prior month reversed direction, as did the live hog market. In the financial sector, European bonds rallied during the first half of January but sold off during the last week of the month. Profits were generated from the German bund and French and Italian bonds. Losses were taken in long Australian, British, Canadian, and Swiss bond positions and a short Japanese government bond position.

   The Partnership's performance was negative in the month of February. Trading was mixed, as profits were earned in the grains, financials, and meats sectors while losses were incurred in the stock indices, metals and energies sectors. In the financials sector, U.S. Treasury bonds provided gains which offset losses on positions in long Australian, French, Italian and Swiss bonds. European interest rates rose on stronger than expected economic data and a reaction to rising U.S. interest rates. The grains markets provided profits as the markets responded to indications of strong worldwide demand. There were also gains in live hogs in the meats sector. The precious metals sector, which had provided profits in January, reversed direction, causing losses. Crude oil prices recovered mid-February from a previous decline only to tumble again at month end, negatively impacting positions.

   The Partnership's performance was negative in the month of March. Profits earned in the grains, energies and meats sectors were offset by losses in the currencies, financials, metals, and stock indices sectors. In the financials sector, losses were taken in selling Australian, British, Canadian, French, German, Japanese and Swiss bond positions. Except for Japan, world bond prices reacted negatively to a fall in U.S. bond prices as U.S. non-farm payroll employment in January was much greater than market expectations and the U.S. Federal Open Market Committee voted to keep the federal funds rate unchanged at its February meeting. This changed the sentiment of global bond market participants such that further short-term interest rate cuts seemed unlikely. During March, profits were made in the grains markets. The demand for grains, particularly in the Far East, remained strong. Profits in crude oil occurred as prices rose on indications of tight supplies. Oil inventories were at historic lows and oil purchasers were reluctant to add to inventories in the face of possible sales of Iraqi oil, which could cause lower prices.

   As discussed in Liquidity and Capital Resources above, the letter of credit expired on June 30, 1995. As a result, there were no letter of credit fees charged during the first quarter of 1996. With the expiration of the letter of credit, Reserve Assets previously invested in a GIC were allocated to commodities trading thus increasing the Partnership's Adjusted Net Asset Value, including its investments in U.S. Treasury bills. This increase in U.S. Treasury bills resulted in an increase of approximately $41,000 in interest income from U.S. Treasury bills for the three months ended March 31, 1996 as compared to the same period in 1995. However, interest income from Reserve Assets was eliminated following the allocation of Reserve Assets to commodities trading. Additionally, the interest rate on Reserve Assets was higher than the interest rates on U.S. Treasury bills. As a result of the above, as well as the effect of trading performance and redemptions on the funds available for investment in U.S. Treasury bills, interest income (from both U.S. Treasury bills and Reserve Assets) decreased by approximately $215,000 for the three months ended March 31, 1996 as compared to the same period in 1995.

   Commissions are calculated on the Adjusted Net Asset Value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. The Adjusted Net Asset Value increased when the letter of credit expired and Reserve Assets were allocated to commodities trading as discussed above. However, the commission rate decreased by 1/2 of 1% from 8% (inclusive of letter of credit fees) to 7.5% effective July 1, 1995. The combination of these factors caused commissions plus letter of credit fees to increase by approximately $131,000 for the three months ended March 31, 1996 as compared to the same period in 1995.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased by approximately $20,000 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to increased trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Willowbridge (the ``Trading Managers''). Management fees are calculated on the Adjusted Net Asset Value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Additionally, the Adjusted Net Asset Value increased when Reserve Assets were allocated to commodities trading as discussed above. As a result, management fees increased by approximately $58,000 for the three months ended March 31, 1996 as compared to the same period in 1995.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Despite overall trading losses for the Partnership, Willowbridge made profits, earning incentive fees of approximately $67,000 during the three months ended March 31, 1996. No incentive fees were earned during the three months ended March 31, 1995.

   General and administrative expenses increased by approximately $15,000 for the three months ended March 31, 1996 as compared to the same period in 1995. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. The increase was primarily due to the timing of certain accruals recorded in the respective periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

              4.1 Agreement of Limited Partnership of the Registrant, dated as of November 27, 1989 as amended and restated as of January 30, 1990 (incorporated by reference to Exhibits 3.1 and 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990)

              4.2   Subscription Agreement (incorporated by reference to
                    Exhibit 4.2 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-32355)

              4.3   Request for Redemption (incorporated by
                    reference to Exhibit 4.3 to the Registrant's
                    Registration Statement on Form S-1, File No.
                    33-32355)

             10.15  Form of Foreign Currency Addendum to
                    Brokerage Agreement between the
                    Registrant and PSI (filed herewith)

             27.1   Financial Data Schedule
                    (filed herewith)

        (b) Reports on Form 8-K--No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
    By: /s/ Steven Carlino                          Date: May 15, 1996
    ----------------------------------------
    Steven Carlino
    Vice President
    Chief Accounting Officer for the Registrant
                                       12