Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1996-08-14
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19070

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                          13-3544867
- --------------------------------------------------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification No.)

One New York Plaza, 13th Floor, New York, New York                 10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 4,044,325      $ 5,764,135
U.S. Treasury bills, at amortized cost                                  14,762,823       15,124,874
Net unrealized gain on open commodity positions                            707,868        1,340,794
Options, at market                                                              --           41,162
                                                                      -------------     ------------
Total assets                                                           $19,515,016      $22,270,965
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   551,302      $   877,911
Incentive fees payable                                                     108,067           74,959
Due to affiliates                                                           76,152           77,692
Accrued expenses                                                            68,143           63,404
Management fees payable                                                     46,884           53,350
                                                                      -------------     ------------
Total liabilities                                                          850,548        1,147,316
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (124,075 and 131,345 units outstanding)                18,477,717       20,572,015
General partner (1,254 and 3,522 units outstanding)                        186,751          551,634
                                                                      -------------     ------------
Total partners' capital                                                 18,664,468       21,123,649
                                                                      -------------     ------------
Total liabilities and partners' capital                                $19,515,016      $22,270,965
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    148.92      $    156.63
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months ended            Three months ended
                                                         June 30,                     June 30,
                                                --------------------------    -------------------------
                                                   1996           1995           1996           1995
- -------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions     $   675,198    $ 3,699,158    $   187,626    $4,129,275
Change in net unrealized gain/loss on open
  commodity positions                              (636,363)      (187,041)      (108,409)   (1,290,157)
Interest from U.S. Treasury bills                   374,863        334,989        175,578       176,712
Realized gain on reserve assets                          --          7,370             --         3,665
Change in net unrealized gain on reserve
  assets                                                 --        (91,359)            --       (70,052)
Interest from reserve assets                             --        506,190             --       250,187
                                                -----------    -----------    -----------    ----------
                                                    413,698      4,269,307        254,795     3,199,630
                                                -----------    -----------    -----------    ----------
EXPENSES
Commissions                                         767,602        450,685        371,119       238,083
Other transaction fees                               93,757        122,367         36,773        85,079
Letter of credit fees                                    --        103,003             --        50,035
Management fees                                     296,482        202,681        144,160       108,265
Incentive fees                                      175,422        131,688        108,067       131,688
General and administrative                           98,616         77,953         49,669        44,013
Amortization of organizational costs                     --          6,245             --         2,435
                                                -----------    -----------    -----------    ----------
                                                  1,431,879      1,094,622        709,788       659,598
                                                -----------    -----------    -----------    ----------
Net income (loss)                               $(1,018,181)   $ 3,174,685    $  (454,993)   $2,540,032
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                $  (998,924)   $ 3,112,533    $  (450,441)   $2,489,748
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
General partner                                 $   (19,257)   $    62,152    $    (4,552)   $   50,284
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit          $     (7.72)   $     17.34    $     (3.53)   $    14.28
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
Weighted average number of limited and
  general partnership units outstanding             131,949        183,124        129,031       177,909
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
- -------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            134,867     $20,572,015     $551,634     $21,123,649
Net loss                                             --        (998,924)     (19,257)     (1,018,181)
Redemptions                                      (9,538)     (1,095,374)    (345,626)     (1,441,000)
                                                -------     -----------     --------     -----------
Partners' capital--June 30, 1996                125,329     $18,477,717     $186,751     $18,664,468
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the ``Partnership'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the six months ended June 30, 1996 and 1995 were:

                                                                       1996             1995
        ----------------------------------------------------------------------------------------
        Commissions and letter of credit fees                        $767,602         $ 473,572
        General and administrative                                     50,247            32,839
                                                                   ------------      -----------
                                                                     $817,849         $ 506,411
                                                                   ------------      -----------
                                                                   ------------      -----------

   The costs incurred for these services for the three months ended June 30, 1996 and 1995 were:

                                                                       1996             1995
        ----------------------------------------------------------------------------------------
        Commissions and letter of credit fees                        $371,119         $ 249,201
        General and administrative                                     22,366            22,750
                                                                   ------------      -----------
                                                                     $393,485         $ 271,951
                                                                   ------------      -----------
                                                                   ------------      -----------

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

   Additionally, the Partnership maintained a 9.16% guaranteed investment contract (``GIC'') which matured on June 30, 1995 with The Prudential Asset Management Company, Inc., an affiliate of the General Partner. Interest earned on the GIC for the six and three months ended June 30, 1995 was $502,511 and 248,403, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1996 and December 31, 1995, such segregated assets totalled $18,941,376 and $20,592,976, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $616,364 and $1,677,989 at June 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996 and December 31, 1995, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 1996 and December 31, 1995, gross contract amounts of open futures, forward and options contracts are:

                                             June 30,      December 31,
                                               1996            1995
                                           ------------    ------------
Currency Futures Contracts:
  Commitments to sell                      $26,178,263     $    --
Financial Futures Contracts:
  Commitments to purchase                  $60,794,994     $211,622,618
  Commitments to sell                      $29,854,442     $109,152,492
Other Futures, Forward
 and Options Contracts:
  Commitments to purchase                  $10,850,841     $ 19,550,940
  Commitments to sell                      $ 6,749,930     $  1,851,942

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1996 and December 31, 1995, the fair value of futures, forward and options contracts was:

                                                    June 30, 1996                  December 31, 1995
                                           --------------------------------    --------------------------
                                                      Fair Value                       Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  --              $--            $  247,938      $210,938
     Currencies                                  76,363          127,600               --        --
     Other                                      701,073           13,464          831,073       169,415
  Foreign exchanges
     Financial                                  173,795           59,575          701,932         3,725
     Other                                      --               --                20,892        76,963
Forward Contracts:
     Other                                      --                42,724               --        --
Options Contracts:
  Domestic exchanges
     Other                                      --               --                41,162            --
                                           --------------    --------------    ----------    ------------
                                             $  951,231         $243,363       $1,842,997      $461,041
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1996 and 1995, respectively.

                                                   Six months ended                Six months ended
                                                    June 30, 1996                   June 30, 1995
                                           --------------------------------    ------------------------
                                                  Average Fair Value              Average Fair Value
                                           --------------------------------    ------------------------
                                               Assets         Liabilities       Assets     Liabilities
                                           --------------    --------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $   65,054         $ 49,040       $  --         $ --
     Currencies                                 146,733           26,332          --           --
     Other                                      876,164          135,012          --           --
  Foreign exchanges
     Financial                                  194,307           22,885        827,339        60,241
     Other                                       59,573           85,958          --           --
Forward Contracts:
     Other                                        2,268            4,523          --           --
Options Contracts:
  Domestic exchanges
     Other                                       32,773          --               --           --
                                           --------------    --------------    --------    ------------
                                             $1,376,872         $323,750       $827,339      $ 60,241
                                           --------------    --------------    --------    ------------
                                           --------------    --------------    --------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1996 and 1995, respectively.

                                          Three months ended            Three months ended
                                            June 30, 1996                 June 30, 1995
                                       ------------------------     --------------------------
                                          Average Fair Value            Average Fair Value
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 38,927      $  --          $       --       $    --
     Currencies                         167,695          26,332             --            --
     Other                              562,160          65,996             --            --
  Foreign exchanges
     Financial                          121,789          20,542      1,258,620        86,384
     Other                               62,119          37,989             --            --
Forward Contracts:
     Other                                2,592           4,523             --            --
Options Contracts:
  Domestic exchanges
     Other                               31,574         --              --            --
                                       --------     -----------     ----------     -----------
                                       $986,856      $  155,382     $1,258,620       $86,384
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the six months ended June 30, 1996 and 1995, respectively:

                                   Six months ended June 30, 1996                      Six months ended June 30, 1995
                           ----------------------------------------------     ------------------------------------------------
                                               Change in                                           Change in
                            Net Realized     Net Unrealized                      Net Realized    Net Unrealized
                           Gains (Losses)     Gains/Losses       Total            Gains           Gains/Losses        Total
                           --------------     ------------     ----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
     Financial               $  (11,167)       $  (37,000)     $  (48,167)      $  --              $  --            $   --
     Currencies                 436,717           (51,237)        385,480          --                 --                --
     Other                    1,490,391            25,951       1,516,342          --                 --                --
  Foreign exchanges
     Currencies                 --                --               --               89,353            --                89,353
     Financial                 (959,072)         (583,987)     (1,543,059)       3,609,805           (187,041)       3,422,764
     Other                     (119,906)           13,347        (106,559)         --                 --                --
Forward Contracts:
     Other                       10,680           --               10,680          --                 --                --
Options Contracts:
  Domestic exchanges
     Currencies                 (34,125)          --              (34,125)         --                 --                --
     Other                     (118,632)           (3,437)       (122,069)         --                 --                --
  Foreign exchanges
     Other                      (19,688)          --              (19,688)         --                 --                --
                           --------------     ------------     ----------     --------------     --------------     ----------
                             $  675,198        $ (636,363)     $   38,835       $3,699,158         $ (187,041)      $3,512,117
                           --------------     ------------     ----------     --------------     --------------     ----------
                           --------------     ------------     ----------     --------------     --------------     ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended June 30, 1996 and 1995, respectively:

                                 Three months ended June 30, 1996                    Three months ended June 30, 1995
                           ---------------------------------------------     ------------------------------------------------
                                               Change in                                          Change in
                            Net Realized     Net Unrealized                     Net Realized    Net Unrealized
                           Gains (Losses)     Gains/Losses       Total           Gains           Gains/Losses        Total
                           --------------     ------------     ---------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
     Financial               $ (232,703)       $     (969)     $(233,672)      $  --             $   --            $   --
     Currencies                 545,032           (66,226)       478,806          --                 --                --
     Other                      732,786           (94,638)       638,148          --                 --                --
  Foreign exchanges
     Financial                 (732,456)           35,946       (696,510)       4,039,922          (1,290,157)      2,749,765
     Currencies                 --                --              --               89,353            --                89,353
     Other                      (63,836)            1,658        (62,178)         --                 --                --
Forward Contracts:
     Other                      (13,322)           15,784          2,462          --                 --
Options Contracts:
  Domestic exchanges
     Currencies                 (34,125)          --             (34,125)         --                 --                --
     Other                      (13,750)               36        (13,714)         --                 --                --
                           --------------     ------------     ---------     --------------     --------------     ----------
                             $  187,626        $ (108,409)     $  79,217       $4,129,275        $ (1,290,157)     $2,839,118
                           --------------     ------------     ---------     --------------     --------------     ----------
                           --------------     ------------     ---------     --------------     --------------     ----------

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

   On June 30, 1995, the letter of credit expired and the Reserve Assets became available for commodities trading. During July 1995, these assets were allocated for trading to Willowbridge Associates Inc. (``Willowbridge''), a new independent commodity trading manager to the Partnership. As such, at June 30, 1996, 100% of the Partnership's net assets were allocated to commodities trading (the ``Adjusted Net Asset Value''). A significant portion of the Adjusted Net Asset Value was held in U.S. Treasury bills (which represented approximately 77% of the Adjusted Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners recorded for the six and three months ended June 30, 1996 were $1,095,374 and $545,792, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1996 were $345,626 and $5,510, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through June 30, 1996 totalled $58,392,565 and $696,171, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of June 30, 1996 was $148.92, a decrease of 4.92% from the December 31, 1995 net asset value per Unit of $156.63.

   The Partnership's performance was positive in the month of April. Profits earned in the grains, currencies and energies sectors offset losses in the financials, metals, meats and stock indices sectors. Profits were reaped in the grains sector as prices rose on strong demand, especially from the Far East. Prices of wheat and corn rose further due to dry weather conditions in parts of the United States. In the currencies sector, gains were derived from the strength of the U.S. dollar in relation to the Deutsche mark and the Swiss franc. In the financials sector, losses were taken in buying British and Japanese bond positions and selling Australian, British, Canadian, German, Italian and Swiss bond positions. Except for in Japan, world bond prices reacted negatively to a fall in U.S. bond prices as January U.S. non-farm payroll employment was much greater than market expectations and the U.S. Federal Open Market Committee voted to keep the federal funds rate unchanged at its February meeting.

   The Partnership's performance was negative in the month of May. Profits earned in the grains sector were offset by losses in the currencies, softs, financials, energies, metals and stock indices sectors. In the grain markets, profits in corn offset losses in wheat and soybean by-products. Corn prices rose steadily during most of May as heavy rains in the U.S. prevented farmers from planting their spring crops. However, late in the month, forecasts for clear weather in these regions pushed corn prices down, thereby reducing profits. In the energies sector, political pressure and prospects of increased supply brought crude oil and heating oil prices down causing losses in crude oil positions. In the financials sector, U.S. bond markets remained volatile, affecting bond markets worldwide, as investors struggled to interpret conflicting U.S. economic reports. Losses were incurred in British, French, and Australian bond positions. European bond prices traded sideways to higher in reaction to U.S. interest rates failing to surpass 7%. In France, moderate growth in the Consumer Price Index and first quarter Gross Domestic Product added support to bond prices. British bond prices remained under pressure due to stronger than expected producer and retail price increases. Weaker than expected March employment growth and a smaller than expected increase in consumer prices added support to Australian bond prices. Discussions by the Bank of Japan to keep interest rates unchanged caused Japanese bond prices to trade higher.

   The Partnership's performance was negative in the month of June. Profits earned in the currencies, energies and metals sectors were offset by losses in the grains, financials and stock indices sectors. In the financials sector, losses were taken in long French, German and Japanese bond positions and short British, French, German and Japanese bond positions. Volatility in the global interest rate markets negatively impacted performance. Bond markets worldwide largely reacted to the U.S. bond market which remained particularly sensitive to U.S. economic data and hints of inflation. In the U.S. financial markets, interest rates rose sharply on a very strong Labor Department non-farm payroll figure. Later in the month, the market reflected conflicting expectations of the degree of U.S. economic strength and the level of inflation. The Partnership also incurred losses in the grains sector. More favorable weather conditions during June and reports of cancellations of some grain export orders caused grain futures to decline during the month. However, at month-end, prices were somewhat boosted by new indications of tight grain supply and hot weather conditions in some of the grain producing areas. In the currencies sector, gains in the Japanese yen offset losses in the German mark.

   As discussed in Liquidity and Capital Resources above, the letter of credit expired on June 30, 1995. As a result, there were no letter of credit fees charged during 1996. With the expiration of the letter of credit, Reserve Assets previously invested primarily in a GIC were allocated to commodities trading thus increasing the Partnership's Adjusted Net Asset Value, including its investments in U.S. Treasury bills. This increase in U.S. Treasury bills resulted in an increase of approximately $40,000 in interest income from U.S. Treasury bills for the six months ended June 30, 1996 as compared to the same period in 1995. However, the effect of poor trading performance in 1996 and redemptions on the funds available for investment in U.S. Treasury bills, as well as a decrease in interest rates in 1996 versus 1995 resulted in a decrease in interest income from U.S. Treasury bills of approximately $1,000 for the three months ended June 30, 1996 as compared to the same period in 1995. Additionally, interest income from Reserve Assets was eliminated following the allocation of Reserve Assets to commodities trading and the interest rate on Reserve Assets was higher than the interest rates on U.S. Treasury bills. As a result of the above, interest income (from both U.S. Treasury bills and Reserve Assets) decreased by approximately $466,000 and $251,000, respectively, for the six and three months ended June 30, 1996 as compared to the same periods in 1995.

   Commissions are calculated on the Adjusted Net Asset Value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. The Adjusted Net Asset Value increased when the letter of credit expired and Reserve Assets were allocated to commodities trading as discussed above. However, the commission rate decreased by 1/2 of 1% from 8% (inclusive of letter of credit fees) to 7.5% effective July 1, 1995. The combination of these factors caused commissions plus letter of credit fees to increase by approximately $214,000 and $83,000, respectively, for the six and three months ended June 30, 1996 as compared to the same periods in 1995.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $29,000 and $48,000, respectively, for the six and three months ended June 30, 1996 as compared to the same periods in 1995 primarily due to decreased trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Willowbridge (the ``Trading Managers''). Management fees are calculated on the Adjusted Net Asset Value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Additionally, the Adjusted Net Asset Value increased when Reserve Assets were allocated to commodities trading as discussed above. As a result, management fees increased by approximately $94,000 and $36,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Despite overall trading losses for the Partnership during 1996, Willowbridge generated profits, earning incentive fees of approximately $175,000 and $108,000, respectively for the six and three months ended June 30, 1996. Incentive fees earned during the three months ended June 30, 1995 was approximately $132,000.

   General and administrative expenses increased by approximately $21,000 and $6,000, respectively, for the six and three months ended June 30, 1996 as compared to the same periods in 1995. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These increases were primarily due to the timing of certain expense accruals recorded in the respective periods.

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

              4.3   Request for Redemption (incorporated by
                    reference to Exhibit 4.3 to the Registrant's
                    Registration Statement on Form S-1, File No.
                    33-32355)

             27.1   Financial Data Schedule (filed
                    herewith)

       (b) Reports on Form 8-K--Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant