Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1996-11-14
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19070

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3544867
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One New York Plaza, 13th Floor, New York, New York                         10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,384,947      $ 5,764,135
U.S. Treasury bills, at amortized cost                                  14,805,554       15,124,874
Net unrealized gain on open commodity positions                          2,862,501        1,340,794
Options, at market                                                          58,794           41,162
                                                                      -------------     ------------
Total assets                                                           $21,111,796      $22,270,965
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   613,978      $   877,911
Incentive fees payable                                                     165,413           74,959
Accrued expenses                                                            57,249           63,404
Management fees payable                                                     50,827           53,350
Due to affiliates                                                           41,753           77,692
                                                                      -------------     ------------
Total liabilities                                                          929,220        1,147,316
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (120,412 and 131,345 units outstanding)                19,980,633       20,572,015
General partner (1,217 and 3,522 units outstanding)                        201,943          551,634
                                                                      -------------     ------------
Total partners' capital                                                 20,182,576       21,123,649
                                                                      -------------     ------------
Total liabilities and partners' capital                                $21,111,796      $22,270,965
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    165.94      $    156.63
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine months ended           Three months ended
                                                      September 30,                September 30,
                                                 ------------------------    -------------------------
                                                    1996          1995          1996          1995
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                   $1,251,202    $2,317,831    $  576,004    $(1,381,327)
Change in net unrealized gain/loss on open
  commodity positions                             1,436,842       651,474     2,073,205        838,515
Interest from U.S. Treasury bills                   557,683       592,658       182,820        257,669
Realized gain on reserve assets                          --         7,370            --             --
Change in net unrealized gain on reserve
  assets                                                 --       (91,359)           --             --
Interest from reserve assets                             --       506,190            --             --
                                                 ----------    ----------    ----------    -----------
                                                  3,245,727     3,984,164     2,832,029       (285,143)
                                                 ----------    ----------    ----------    -----------
EXPENSES
Commissions                                       1,111,501       836,609       343,899        385,924
Other transaction fees                              140,868       171,801        47,111         49,434
Letter of credit fees                                    --       103,003            --             --
Management fees                                     435,410       348,858       138,928        146,177
Incentive fees                                      340,835       131,688       165,413             --
General and administrative                          103,208       121,840         4,592         43,887
Amortization of organizational costs                     --         6,245            --             --
                                                 ----------    ----------    ----------    -----------
                                                  2,131,822     1,720,044       699,943        625,422
                                                 ----------    ----------    ----------    -----------
Net income (loss)                                $1,113,905    $2,264,120    $2,132,086    $  (910,565)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $1,111,830    $2,223,982    $2,110,754    $  (888,551)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
General partner                                  $    2,075    $   40,138    $   21,332    $   (22,014)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                   $     8.59    $    13.27    $    17.01    $     (6.25)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
Weighted average number of limited and general
  partnership units outstanding                     129,742       170,642       125,329        145,679
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            134,867     $20,572,015     $551,634     $21,123,649
Net income                                           --       1,111,830        2,075       1,113,905
Redemptions                                     (13,238)     (1,703,212)    (351,766)     (2,054,978)
                                                -------     -----------     --------     -----------
Partners' capital--September 30, 1996           121,629     $19,980,633     $201,943     $20,182,576
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the ``Partnership'') as of September 30, 1996 and the results of its operations for the nine and three months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the nine months ended September 30, 1996 and 1995 were:

                                                                       1996             1995
        ----------------------------------------------------------------------------------------
        Commissions and letter of credit fees                       $1,111,501        $ 859,496
        General and administrative                                      53,675           71,074
                                                                   ------------      -----------
                                                                    $1,165,176        $ 930,570
                                                                   ------------      -----------
                                                                   ------------      -----------

   The costs incurred for these services for the three months ended September 30, 1996 and 1995 were:

                                                                       1996             1995
        ----------------------------------------------------------------------------------------
        Commissions                                                  $343,899         $ 385,924
        General and administrative                                      3,428            24,364
                                                                   ------------      -----------
                                                                     $347,327         $ 410,288
                                                                   ------------      -----------
                                                                   ------------      -----------

   The Partnership maintains its trading and cash accounts with Prudential Securities Incorporated (``PSI''), the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the Partnership's trading assets is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   When the Partnership engages in forward foreign currency transactions it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

   Additionally, the Partnership maintained a 9.16% guaranteed investment contract (``GIC'') which matured on June 30, 1995 with The Prudential Asset Management Company, Inc., an affiliate of the General Partner. Interest earned on the GIC for the six months ended June 30, 1995 was $502,511.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1996 and December 31, 1995, such segregated assets totalled $17,218,342 and $20,592,976, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,893,454 and $1,677,989 at September 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996 and December 31, 1995, the Partnership's open futures, forward and options contracts mature within nine months and one year, respectively.

   At September 30, 1996 and December 31, 1995, gross contract amounts of open futures and options contracts are:

                                           September 30,    December 31,
                                               1996             1995
                                           -------------    ------------
Currency Futures Contracts:
  Commitments to sell                      $  25,470,538    $    --
Financial Futures Contracts:
  Commitments to purchase                  $ 424,633,123    $211,622,618
  Commitments to sell                      $          --    $109,152,492
Other Futures
 and Options Contracts:
  Commitments to purchase                  $  12,642,808    $ 19,550,940
  Commitments to sell                      $   1,607,650    $  1,851,942

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

   At September 30, 1996 and December 31, 1995, the fair value of futures and options contracts was:

                                                  September 30, 1996               December 31, 1995
                                           --------------------------------    --------------------------
                                                      Fair Value                       Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  162,225         $ 26,250       $  247,938      $210,938
     Currencies                                 580,288               --               --            --
     Other                                      188,455          529,432          831,073       169,415
  Foreign exchanges
     Financial                                2,513,208            4,304          701,932         3,725
     Other                                           --           21,689           20,892        76,963
Options Contracts:
  Domestic exchanges
     Other                                       58,794               --           41,162            --
                                           --------------    --------------    ----------    ------------
                                             $3,502,970         $581,675       $1,842,997      $461,041
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1996 and 1995, respectively.

                                                  Nine months ended               Nine months ended
                                                  September 30, 1996              September 30, 1995
                                           --------------------------------    ------------------------
                                                  Average Fair Value              Average Fair Value
                                           --------------------------------    ------------------------
                                               Assets         Liabilities       Assets     Liabilities
                                           --------------    --------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $   65,326         $ 37,777       $     --      $     --
     Currencies                                 160,742           42,268             --            --
     Other                                      664,376          157,810         85,385        12,642
  Foreign exchanges
     Financial                                  521,029           20,942        662,251        50,704
     Other                                       41,701           62,340         12,092        47,855
Forward Contracts:
     Other                                        1,643           11,590             --            --
Options Contracts:
  Domestic exchanges
     Financial                                   11,421               --             --            --
     Currencies                                  43,968               --             --        51,985
     Other                                       34,678               --          5,707            --
  Foreign Exchanges
     Financial                                    4,133               --             --            --
     Other                                           --               --         13,970            --
                                           --------------    --------------    --------    ------------
                                             $1,549,017         $332,727       $779,405      $163,186
                                           --------------    --------------    --------    ------------
                                           --------------    --------------    --------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1996 and 1995, respectively.

                                           Three months ended            Three months ended
                                           September 30, 1996            September 30, 1995
                                       --------------------------     ------------------------
                                           Average Fair Value            Average Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   49,470      $    8,622     $     --      $       --
     Currencies                           164,163          91,488           --              --
     Other                                302,922         161,621      213,462          31,604
  Foreign exchanges
     Financial                          1,005,985          27,200      223,204          42,521
     Other                                     --           5,422       30,230         119,639
Forward Contracts:
     Other                                    138          21,060           --              --
Options Contracts:
  Domestic exchanges
     Financial                             28,555              --           --              --
     Currencies                           109,919              --           --         129,963
     Other                                 29,342              --       14,268              --
  Foreign exchanges
     Financial exchanges                   10,332              --           --              --
     Other                                     --              --       34,924              --
                                       ----------     -----------     --------     -----------
                                       $1,700,826      $  315,413     $516,088      $  323,727
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the nine months ended September 30, 1996 and 1995, respectively:

                                 Nine months ended September 30, 1996                 Nine months ended September 30, 1995
                           ------------------------------------------------     -------------------------------------------------
                                                Change in                                             Change in
                            Net Realized      Net Unrealized                     Net Realized       Net Unrealized
                           Gains (Losses)      Gains/Losses        Total        Gains (Losses)       Gains/Losses        Total
                           --------------     --------------     ----------     ---------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
     Financial               $  397,965        $     98,975      $  496,940       $   (73,894)        $       --       $  (73,894)
     Currencies                   1,815             580,288         582,103           (38,447)                --          (38,447)
     Other                    1,778,288          (1,002,635)        775,653          (320,585)           589,316          268,731
  Foreign exchanges
     Financial                 (243,602)          1,810,697       1,567,095         2,952,372            369,676        3,322,048
     Other                     (162,630)             34,382        (128,248)               --           (295,459)        (295,459)
Forward Contracts:
     Other                       10,020                  --          10,020                --                 --               --
Options Contracts:
  Domestic exchanges
     Financial                 (134,985)                 --        (134,985)               --                 --               --
     Currencies                (148,763)                 --        (148,763)               --             16,100           16,100
     Other                     (150,516)           (104,553)       (255,069)         (200,820)           (18,580)        (219,400)
  Foreign exchanges
     Financial                  (76,702)                 --         (76,702)               --                 --               --
     Other                      (19,688)             19,688              --              (795)            (9,579)         (10,374)
                           --------------     --------------     ----------     ---------------     --------------     ----------
                             $1,251,202        $  1,436,842      $2,688,044       $ 2,317,831         $  651,474       $2,696,305
                           --------------     --------------     ----------     ---------------     --------------     ----------
                           --------------     --------------     ----------     ---------------     --------------     ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended September 30, 1996 and 1995, respectively:

                                Three months ended September 30, 1996                Three months ended September 30, 1995
                           ------------------------------------------------     -----------------------------------------------
                                                Change in                                            Change in
                            Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                           Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                           --------------     --------------     ----------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
     Financial               $  409,131        $    135,972      $  545,103      $    (73,894)       $       --       $ (73,894)
     Currencies                (434,902)            631,525         196,623          (127,781)               --        (127,781)
     Other                      287,862          (1,028,586)       (740,724)         (320,585)          589,316         268,731
  Foreign exchanges
     Financial                  715,504           2,394,686       3,110,190          (657,452)          556,717        (100,735)
     Other                      (42,724)            (21,689)        (64,413)               --          (295,459)       (295,459)
Forward Contracts:
     Other                         (660)             42,724          42,064                --                --              --
Options Contracts:
  Domestic exchanges
     Financial                 (134,985)                 --        (134,985)               --                --              --
     Currencies                (114,638)                 --        (114,638)               --            16,100          16,100
     Other                      (31,883)            (81,427)       (113,310)         (200,820)          (18,580)       (219,400)
Foreign Exchange
     Financial                  (76,701)                 --         (76,701)               --                --              --
     Other                           --                  --              --              (795)           (9,579)        (10,374)
                           --------------     --------------     ----------     --------------     --------------     ---------
                             $  576,004        $  2,073,205      $2,649,209      $ (1,381,327)       $  838,515       $(542,812)
                           --------------     --------------     ----------     --------------     --------------     ---------
                           --------------     --------------     ----------     --------------     --------------     ---------

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

   On June 30, 1995, the letter of credit expired and the Reserve Assets became available for commodities trading. During July 1995, these assets were allocated for trading to Willowbridge Associates Inc. (``Willowbridge''), a new independent commodity trading manager to the Partnership. As such, at September 30, 1996, 100% of the Partnership's net assets were allocated to commodities trading (the ``Adjusted Net Asset Value''). A significant portion of the Adjusted Net Asset Value was held in U.S. Treasury bills (which represented approximately 71% of the Adjusted Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1996 were $1,703,212 and $607,838, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1996 were $351,766 and $6,140, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through September 30, 1996 totalled $59,000,403 and $702,311, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of September 30, 1996 was $165.94, an increase of 5.94% from the December 31, 1995 net asset value per Unit of $156.63.

   The Partnership's performance during the month of July resulted in an overall decline in the net asset value per Unit. Profits earned in the financials sector were offset by losses in the grains, energies, currencies and metals sectors. World bond prices traded higher in July, affected by a combination of lower U.S. interest rates, moderate inflation and slow economic growth. Gains were made in long Australian, British and

German bond positions. Australian bond prices continued an upward movement based on an expected interest rate cut and an increased unemployment report. British bond prices were lifted based on slow growth in both Gross Domestic Product and manufacturing output. German bond prices moved upward due to a lower than expected German producer price index figure. Long positions in corn, soybean by-products and wheat were unprofitable. Despite a rise in international demand for grains and historically low reserves, grain prices fell as higher rainfall benefitted Midwest growing conditions. In the energy markets, profits in light crude oil were offset by losses in natural gas futures. Natural gas prices had been on the upswing due to higher demand and drained reserves, yet prices fell in July as reserves were replenished and more supply prospects became available. Short gold positions proved unprofitable as did positions in the German mark and Japanese yen.

   The Partnership's performance was positive in the month of August. Profits earned in the financials, grains, energies and metals sectors offset losses in the currencies and softs sectors. In the financials sector, gains were made in long Australian, Canadian, German and Japanese bond positions. Global bond prices traded higher due to a combination of central bank interest rate cuts and a bullish U.S. employment report. Australian bond prices rallied on a discount rate cut and the Bank of Japan's continued easy monetary policy stimulated the rise in Japanese bond prices. In the grains sector, positions in soybean by-products were profitable as prices staged a technical recovery and advanced further as the USDA estimated a 9% decline in the soybean harvest as compared to the prior year. Long positions in light crude oil were profitable with supplies remaining tight and demand strong. In the currencies sector, losses were incurred in Japanese yen, German mark and Swiss franc positions. Early in the month, currency market prices reversed. In the softs sector, long positions in coffee were unprofitable. After coffee reached a one year high late in the month, fears of short supplies suddenly eased and prices retreated.

   The Partnership's performance was positive in the month of September. Profits earned in the financials, currencies, stock indices, energies and metals sectors offset losses in the grains and softs sectors. In the financials sector, gains were made in long Australian, Canadian, German, Italian and Japanese bond positions. Global bond prices continued to trend higher in September. In Europe, long positions in German, French, Italian and Spanish bonds benefited from no change in the U.S. Federal Reserve's interest rate policy. The anticipation of the passage of a restrictive Italian budget helped push Italian bond prices higher as Italy is making a strong effort to meet the requirements for a single European currency. Canadian and Australian bond prices moved higher off of the U.S. employment report and no change in the U.S. Federal Reserve's interest rate policy. Long positions in Canadian and Australian bonds benefited from this rally. Japanese bond prices traded higher on the continued perception of no growth in the Japanese economy thereby benefiting long positions in Japanese bonds. In the currencies sector, the rising value of the U.S. dollar benefited German mark, Japanese yen and Swiss franc positions. In the stock indices sector, long positions in the Standard & Poor's stock index futures market were profitable as the U.S. stock market rose during the month. In the energies sector, heating and light crude oil positions were profitable as tight supplies in relation to market demand caused crude oil futures to gain value.

   As discussed in Liquidity and Capital Resources above, the letter of credit expired on June 30, 1995. As a result, there were no letter of credit fees charged during 1996. With the expiration of the letter of credit, Reserve Assets were allocated to commodities trading thus increasing the Partnership's Adjusted Net Asset Value, including its investments in U.S. Treasury bills. However, poor trading performance in the first half of 1996 as well as redemptions reduced the amount of funds available for investment in U.S. Treasury bills. These factors, coupled with a decrease in interest rates in 1996 versus 1995, resulted in a decrease in interest income from U.S. Treasury bills of $34,975 and $74,849, respectively, for the nine and three months ended September 30, 1996 as compared to the same periods in 1995. Additionally, interest income from Reserve Assets, which totalled $506,190 for the six months ended June 30, 1995, was eliminated following the allocation of Reserve Assets to commodities trading.

   Commissions are calculated on the Adjusted Net Asset Value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. The Adjusted Net Asset Value increased when the letter of credit expired and Reserve Assets were allocated to commodities trading as discussed above. However, the commission rate decreased by 1/2 of 1% from 8% (inclusive of letter of credit fees) to 7.5% effective July 1, 1995. The combination of these factors caused commissions plus letter of credit fees to increase by $171,889 for the nine months ended September 30, 1996 but decrease by $42,025 for the three months ended September 30, 1996 as compared to the same periods in 1995.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by $30,933 and $2,323, respectively, for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 primarily due to decreased trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Willowbridge (the ``Trading Managers''). Management fees are calculated on the Adjusted Net Asset Value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Additionally, the Adjusted Net Asset Value increased when Reserve Assets were allocated to commodities trading as discussed above. As a result, management fees increased by $86,552 for the nine months ended September 30, 1996 but decreased by $7,249 for the three months ended September 30, 1996 as compared to the same periods in 1995.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Willowbridge generated profits during 1996, earning incentive fees of $340,835 and $165,413, respectively, for the nine and three months ended September 30, 1996. Incentive fees earned by Sjo, Inc. during the three months ended June 30, 1995 were $131,688.

   General and administrative expenses decreased by $18,632 and $39,295, respectively, for the nine and three months ended September 30, 1996 as compared to the same periods in 1995. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These decreases were primarily due to the timing of certain expense accruals recorded in the respective periods.

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

       (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management,
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant