Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1997-05-15
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19070

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3544867
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)    (I.R.S. Employer Identification No.)

One New York Plaza, 14th Floor, New York, New York        10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash and cash equivalents                                              $19,594,360     $22,358,921
Net unrealized gain on open commodity positions                          1,791,895         341,870
Options, at market                                                          47,559              --
                                                                       -----------     ------------
Total assets                                                           $21,433,814     $22,700,791
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   422,028     $   991,115
Incentive fees payable                                                     226,785         256,496
Accrued expenses                                                            69,728          62,974
Management fees payable                                                     51,709          54,531
Due to affiliates                                                           45,502          77,638
                                                                       -----------     ------------
Total liabilities                                                          815,752       1,442,754
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (112,739 and 115,048 units outstanding)                20,411,483      21,045,294
General partner (1,141 and 1,163 units outstanding)                        206,579         212,743
                                                                       -----------     ------------
Total partners' capital                                                 20,618,062      21,258,037
                                                                       -----------     ------------
Total liabilities and partners' capital                                $21,433,814     $22,700,791
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    181.05     $    182.93
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                            -----------------------
                                                                               1997         1996
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                          $ (973,338)   $ 487,572
Change in net unrealized gain on open commodity positions                    1,444,749     (527,954)
Interest from U.S. Treasury bills                                              187,985      199,285
                                                                            ----------    ---------
                                                                               659,396      158,903
                                                                            ----------    ---------
EXPENSES
Commissions                                                                    389,496      396,483
Other transaction fees                                                          63,813       56,984
Management fees                                                                151,444      152,322
Incentive fees                                                                 226,785       67,355
General and administrative                                                      45,805       48,947
                                                                            ----------    ---------
                                                                               877,343      722,091
                                                                            ----------    ---------
Net loss                                                                    $ (217,947)   $(563,188)
                                                                            ----------    ---------
                                                                            ----------    ---------
ALLOCATION OF NET LOSS
Limited partners                                                            $ (215,766)   $(548,483)
                                                                            ----------    ---------
                                                                            ----------    ---------
General partner                                                             $   (2,181)   $ (14,705)
                                                                            ----------    ---------
                                                                            ----------    ---------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited and general partnership unit          $    (1.88)   $   (4.18)
                                                                            ----------    ---------
                                                                            ----------    ---------
Weighted average number of limited and general partnership units
  outstanding                                                                  116,211      134,867
                                                                            ----------    ---------
                                                                            ----------    ---------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            116,211     $21,045,294     $212,743     $21,258,037
Net loss                                             --        (215,766)      (2,181)       (217,947)
Redemptions                                      (2,331)       (418,045)      (3,983)       (422,028)
                                                -------     -----------     --------     -----------
Partners' capital--March 31, 1997               113,880     $20,411,483     $206,579     $20,618,062
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the 'Annual Report').

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the three months ended March 31, 1997 and 1996 were:

                                                                       1997          1996
        -----------------------------------------------------------------------------------
        Commissions                                                  $389,496      $396,483
        General and administrative                                     25,672        27,881
                                                                     --------      --------
                                                                     $415,168      $424,364
                                                                     --------      --------
                                                                     --------      --------

   The Partnership maintains its trading and cash accounts with Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the Partnership's trading assets is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   In connection with the Partnership's interbank transactions, PSI engages in foreign currency forward transactions with the Partnership and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Partnership and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Partnership for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $18,641,844 and $20,318,217, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,791,970 and $2,382,574 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997 and December 31, 1996, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1997 and December 31, 1996, gross contract amounts of open futures and options contracts are:

                                            March 31,      December 31,
                                               1997            1996
                                           ------------    ------------
Financial Futures Contracts:
  Commitments to purchase                  $         --    $229,278,898
  Commitments to sell                      $403,723,040    $ 41,744,989
Other Futures
 and Options Contracts:
  Commitments to purchase                  $ 20,927,169    $      6,484
  Commitments to sell                      $  1,483,658    $    227,403

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1997 and December 31, 1996, the fair value of futures and options contracts was:

                                                    March 31, 1997                December 31, 1996
                                           --------------------------------    ------------------------
                                                      Fair Value                      Fair Value
                                           --------------------------------    ------------------------
                                               Assets         Liabilities       Assets     Liabilities
                                           --------------    --------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  670,900         $     --       $     --      $     --
     Other                                      498,259          115,359             --            --
  Foreign exchanges
     Financial                                  365,370          200,710        333,578       212,627
     Other                                      590,631           17,196        227,403         6,484
Options Contracts:
  Domestic exchanges
     Other                                       47,500               --             --            --
  Foreign exchanges
     Other                                           59               --             --            --
                                           --------------    --------------    --------    ------------
                                             $2,172,719         $333,265       $560,981      $219,111
                                           --------------    --------------    --------    ------------
                                           --------------    --------------    --------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1997 and 1996, respectively.

                                                  Three months ended               Three months ended
                                                    March 31, 1997                   March 31, 1996
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  167,725         $     --       $   69,146      $ 44,115
     Currencies                                  12,591              550           79,150            --
     Other                                      228,526           87,923          768,572       156,737
  Foreign exchanges
     Financial                                  256,671          167,678           68,042        16,632
     Other                                      421,325           31,620          124,917       112,928
Forward Contracts:
     Other                                           --               --            5,292        10,553
Options Contracts:
  Domestic exchanges
     Other                                       11,875               --           33,216            --
  Foreign Exchanges
     Other                                          691               --               --            --
                                           --------------    --------------    ----------    ------------
                                             $1,099,404         $287,771       $1,148,335      $340,965
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended March 31, 1997 and 1996, respectively:

                                  Three months ended March 31, 1997                   Three months ended March 31, 1996
                           -----------------------------------------------     ------------------------------------------------
                                                Change in                                            Change in
                            Net Realized      Net Unrealized                    Net Realized       Net Unrealized
                           Gains (Losses)      Gains/Losses        Total       Gains (Losses)       Gains/Losses        Total
                           --------------     --------------     ---------     ---------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
     Financial               $ (680,718)        $  670,900       $  (9,818)       $ 221,536          $  (36,031)      $ 185,505
     Currencies                (146,417)                --        (146,417)        (108,315)             14,988         (93,327)
     Other                      304,625            382,900         687,525          757,605             120,589         878,194
  Foreign exchanges
     Financial                 (856,199)            43,709        (812,490)        (226,616)           (619,968)       (846,584)
     Other                      224,899            352,516         577,415          (56,070)             11,689         (44,381)
Forward Contracts:
     Other                           --                 --              --           24,002             (15,784)          8,218
Options Contracts:
  Domestic exchanges
     Currencies                 183,984                 --         183,984               --                  --              --
     Other                           50              3,250           3,300         (104,882)             (3,437)       (108,319)
  Foreign exchanges
     Other                       (3,562)            (8,526)        (12,088)         (19,688)                 --         (19,688)
                           --------------     --------------     ---------     ---------------     --------------     ---------
                             $ (973,338)        $1,444,749       $ 471,411        $ 487,572          $ (527,954)      $ (40,382)
                           --------------     --------------     ---------     ---------------     --------------     ---------
                           --------------     --------------     ---------     ---------------     --------------     ---------

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on May 30, 1990 with gross proceeds of $65,520,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $64,222,750. At the inception of the Partnership, sixty percent of the net proceeds was allocated to trading activity and forty percent was placed in reserve and invested in investment grade interest-bearing obligations ('Reserve Assets'). On June 30, 1995, the Reserve Assets matured and the resulting proceeds were allocated to commodities trading.

   As of March 31, 1997, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 73% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1997 were $418,045 and $3,983, respectively, and from commencement of operations, May 30, 1990, through March 31, 1997 totalled $60,403,668 and $716,172, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of March 31, 1997 was $181.05, a decrease of 1.03% from the December 31, 1996 net asset value per Unit of $182.93.

   The Partnership's negative performance during the month of January resulted from losses in the financial, stock index, currency and energy sectors which outpaced gains in the grain and metal sectors. In the financial sector, losses were experienced in U.S., Australian, British, Canadian, French, German, Italian and Spanish bond positions. The bull market in global bonds came to a halt in January in reaction to increased U.S. interest rates. Early in the month, U.S. interest rate markets fell as concerns that stronger U.S. growth might prompt the Federal Reserve to raise interest rates. The markets subsequently rose on robust fourth quarter economic results, while prices and wages remained well contained. The Japanese bond market continued to move independently of higher U.S. interest rates and rose mostly as a reaction to falling Japanese stock prices. In the stock index sector, positions in the S&P 500 were unprofitable as were light crude positions in the energy sector. In the currency sector, German mark and Japanese yen positions incurred losses. In the grain sector, soybean and bean meal positions profited following the release of a January 10th report on the short supply of soybeans. In the metal sector, gold prices fell, partially due to market concerns about central banks selling off a portion of their gold reserves. Positions in gold, aluminum and silver were profitable.

   The Partnership's positive performance in the month of February resulted from profits in the metal, grain and financial sectors. Losses were incurred in the stock index, currency and energy sectors. In the metal sector, positions in copper, aluminum, nickel and zinc posted gains. Base metal prices rose during the month on expectations of rising demand from developing and industrialized countries. Copper prices also soared on news of decreased London stockpiles. In the grain sector, corn, wheat, soybean and soybean by-products positions were profitable. Prices rose as the markets focused attention on historically low supplies in the major grain producing regions of the world coupled with signs of stronger demand. In the financial sector, U.S., German, Italian, French and Spanish bond positions were profitable. In the second half of the month, prices fell as they reflected concerns about possible delays to European economic and monetary union.

   The Partnership's positive performance during March resulted from profits in the grain, stock index and financial sectors. Losses were incurred in the metal, currency, energy and soft sectors. In the grain sector, positions in soybeans, soybean meal, corn and wheat posted gains. The price of soybean futures moved higher on reports from the U.S. Department of Agriculture which showed continued high levels of export sales. In other grain markets, wheat futures rose on strong export demand, particularly from Asia, and weather concerns for wheat-planting regions. In the stock index sector, short S&P positions profited as U.S. stock markets tumbled in anticipation of further interest rate increases. Hong Kong Hang Seng positions also provided gains for the Partnership. In the financial sector, U.S., Italian, Eurodollar and Eurolira positions were profitable. Positions in U.S. bonds gained after the U.S. Federal Reserve raised its key short-term interest rate by a quarter of a percentage point, the first increase in more than two years. The rise in the targeted federal funds rate to 5.5% was intended to 'cool off' the U.S. economy and stem potential inflationary pressures. Upon the announcement, the U.S. bond market initially moved higher, but prices fell as worries set in that the raise in rates could be the first in a series. In the metal sector, positions in silver, gold and aluminum were unprofitable. Precious metals markets were volatile, reflecting turmoil in world equity markets.

   Interest income from U.S. Treasury bills decreased by $11,300 for the three months ended March 31, 1997 as compared to the same period in 1996 due to the effect of redemptions on funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by $6,987 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased by $6,829 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to increased trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Willowbridge Associates Inc. (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees were relatively unchanged for the three months ended March 31, 1997 as compared to the same period in 1996.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Despite overall net trading losses for the Partnership, Willowbridge Associates Inc. generated profits during the three months ended March 31, 1997 and 1996, earning incentive fees of $226,785 and $67,355, respectively.

   General and administrative expenses decreased by $3,142 for the three months ended March 31, 1997 as compared to the same period in 1996. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 15, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant