Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1997-08-14
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash and cash equivalents                                              $18,236,654      $22,358,921
Net unrealized gain on open commodity positions                            857,084          341,870
Options, at market                                                          55,589               --
                                                                      -------------     ------------
Total assets                                                           $19,149,327      $22,700,791
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   390,719      $   991,115
Due to affiliates                                                           70,650           77,638
Accrued expenses                                                            42,408           62,974
Management fees payable                                                     46,050           54,531
Incentive fees payable                                                          --          256,496
                                                                      -------------     ------------
Total liabilities                                                          549,827        1,442,754
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (110,421 and 115,048 units outstanding)                18,413,400       21,045,294
General partner (1,116 and 1,163 units outstanding)                        186,100          212,743
                                                                      -------------     ------------
Total partners' capital                                                 18,599,500       21,258,037
                                                                      -------------     ------------
Total liabilities and partners' capital                                $19,149,327      $22,700,791
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    166.76      $    182.93
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six months ended            Three months ended
                                                          June 30,                     June 30,
                                                 --------------------------    ------------------------
                                                    1997           1996           1997          1996
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                   $(1,263,957)   $   675,198    $  (290,619)   $ 187,626
Change in net unrealized gain on open
  commodity positions                                512,320       (636,363)      (932,429)    (108,409)
Interest from U.S. Treasury bills                    382,094        374,863        194,109      175,578
                                                 -----------    -----------    -----------    ---------
                                                    (369,543)       413,698     (1,028,939)     254,795
                                                 -----------    -----------    -----------    ---------
EXPENSES
Commissions                                          758,588        767,602        369,092      371,119
Other transaction fees                               121,560         93,757         57,747       36,773
Management fees                                      290,834        296,482        139,390      144,160
Incentive fees                                       226,785        175,422             --      108,067
General and administrative                            78,480         98,616         32,675       49,669
                                                 -----------    -----------    -----------    ---------
                                                   1,476,247      1,431,879        598,904      709,788
                                                 -----------    -----------    -----------    ---------
Net loss                                         $(1,845,790)   $(1,018,181)   $(1,627,843)   $(454,993)
                                                 -----------    -----------    -----------    ---------
                                                 -----------    -----------    -----------    ---------
ALLOCATION OF NET LOSS
Limited partners                                 $(1,827,299)   $  (998,924)   $(1,611,533)   $(450,441)
                                                 -----------    -----------    -----------    ---------
                                                 -----------    -----------    -----------    ---------
General partner                                  $   (18,491)   $   (19,257)   $   (16,310)   $  (4,552)
                                                 -----------    -----------    -----------    ---------
                                                 -----------    -----------    -----------    ---------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND
GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited and
  general partnership unit                       $    (16.04)   $     (7.72)   $    (14.29)   $   (3.53)
                                                 -----------    -----------    -----------    ---------
                                                 -----------    -----------    -----------    ---------
Weighted average number of limited and general
  partnership units outstanding                      115,046        131,949        113,880      129,031
                                                 -----------    -----------    -----------    ---------
                                                 -----------    -----------    -----------    ---------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            116,211     $21,045,294     $212,743     $21,258,037
Net loss                                             --      (1,827,299)     (18,491)     (1,845,790)
Redemptions                                      (4,674)       (804,595)      (8,152)       (812,747)
                                                -------     -----------     --------     -----------
Partners' capital--June 30, 1997                111,537     $18,413,400     $186,100     $18,599,500
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the six months ended June 30, 1997 and 1996 were:

                                                                       1997             1996
        ----------------------------------------------------------------------------------------
        Commissions                                                  $758,588         $ 767,602
        General and administrative                                     50,453            50,247
                                                                   ------------      -----------
                                                                     $809,041         $ 817,849
                                                                   ------------      -----------
                                                                   ------------      -----------

   The costs incurred for these services for the three months ended June 30, 1997 and 1996 were:

                                                                       1997             1996
        ----------------------------------------------------------------------------------------
        Commissions                                                  $369,092         $ 371,119
        General and administrative                                     24,781            22,366
                                                                   ------------      -----------
                                                                     $393,873         $ 393,485
                                                                   ------------      -----------
                                                                   ------------      -----------

   The Partnership maintains its trading and cash accounts with Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker and an affiliate of the General Partner. Approximately seventy-five percent (75%) of the Partnership's trading assets is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $15,332,329 and $20,318,217, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,816,998 and $2,382,574 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, the Partnership's open futures and options contracts mature within one year.

   At June 30, 1997 and December 31, 1996, gross contract amounts of open futures and options contracts are:

                                             June 30,      December 31,
                                               1997            1996
                                           ------------    ------------
Financial Futures Contracts:
  Commitments to purchase                  $229,828,468    $229,278,898
  Commitments to sell                      $ 30,598,217    $ 41,744,989
Currency Futures and
 Options Contracts:
  Commitments to purchase                  $      8,625    $         --
  Commitments to sell                      $ 13,564,725    $         --
Other Futures and
 Options Contracts:
  Commitments to purchase                  $ 11,382,785    $      6,484
  Commitments to sell                      $    166,285    $    227,403

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts plus premiums on options. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1997 and December 31, 1996, the fair value of futures and options contracts was:

                                                    June 30, 1997                 December 31, 1996
                                           --------------------------------    ------------------------
                                                      Fair Value                      Fair Value
                                           --------------------------------    ------------------------
                                               Assets         Liabilities       Assets     Liabilities
                                           --------------    --------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Currencies                              $   16,975         $--            $  --         $ --
     Other                                        4,045          --               --           --
  Foreign exchanges
     Financial                                  452,346           72,067        333,578       212,627
     Other                                      550,532           94,747        227,403         6,484
Options Contracts:
  Domestic exchanges
     Currencies                                   9,400          --               --           --
  Foreign exchanges
     Other                                       46,189          --               --           --
                                           --------------    --------------    --------    ------------
                                             $1,079,487         $166,814       $560,981      $219,111
                                           --------------    --------------    --------    ------------
                                           --------------    --------------    --------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1997 and 1996, respectively.

                                                   Six months ended                 Six months ended
                                                    June 30, 1997                    June 30, 1996
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  102,793         $--            $   65,054      $ 49,040
     Currencies                                  15,421              314          146,733        26,332
     Other                                      219,126           66,384          876,164       135,012
  Foreign exchanges
     Financial                                  292,133          150,994          194,307        22,885
     Other                                      475,853           46,446           59,573        85,958
Forward Contracts:
     Other                                           --               --            2,268         4,523
Options Contracts:
  Domestic exchanges
     Currencies                                   1,343          --                    --            --
     Other                                       10,898          --                32,773        --
  Foreign exchanges
     Other                                        6,994          --                    --            --
                                           --------------    --------------    ----------    ------------
                                             $1,124,561         $264,138       $1,376,872      $323,750
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1997 and 1996, respectively.

                                           Three months ended            Three months ended
                                             June 30, 1997                 June 30, 1996
                                       --------------------------     ------------------------
                                           Average Fair Value            Average Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  179,888      $  --          $ 38,927      $  --
     Currencies                            14,397         --           167,695          26,332
     Other                                279,509          57,089      562,160          65,996
  Foreign exchanges
     Financial                            345,905         146,739      121,789          20,542
     Other                                559,074          53,959       62,119          37,989
Forward Contracts:
     Other                                     --              --        2,592           4,523
Options Contracts:
  Domestic exchanges
     Currencies                             2,350         --                --              --
     Other                                 19,072         --            31,574         --
  Foreign exchanges
     Other                                 11,562         --                --              --
                                       ----------     -----------     --------     -----------
                                       $1,411,757      $  257,787     $986,856      $  155,382
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the six months ended June 30, 1997 and 1996, respectively:

                                    Six months ended June 30, 1997                       Six months ended June 30, 1996
                           ------------------------------------------------     -------------------------------------------------
                                                Change in                                            Change in
                            Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                           Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses         Total
                           --------------     --------------     ----------     --------------     --------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial              $   (522,806)       $  --            $ (522,806)      $  (11,167)        $  (37,000)      $   (48,167)
     Currencies                  278,855            16,975          295,830          436,717            (51,237)          385,480
     Other                       205,568             4,045          209,613        1,490,391             25,951         1,516,342
  Foreign exchanges
     Financial                (1,908,723)          259,328       (1,649,395)        (959,072)          (583,987)       (1,543,059)
     Other                       593,315           234,866          828,181         (119,906)            13,347          (106,559)
Forward Contracts:
     Other                      --                 --                --               10,680            --                 10,680
Options Contracts:
  Domestic exchanges
     Financial                   183,937           --               183,937          --                 --                --
     Currencies                  (11,200)              775          (10,425)         (34,125)           --                (34,125)
     Other                       (58,181)          --               (58,181)        (118,632)            (3,437)         (122,069)
  Foreign exchanges
     Other                       (24,722)           (3,669)         (28,391)         (19,688)           --                (19,688)
                           --------------     --------------     ----------     --------------     --------------     -----------
                            $ (1,263,957)       $  512,320       $ (751,637)      $  675,198         $ (636,363)      $    38,835
                           --------------     --------------     ----------     --------------     --------------     -----------
                           --------------     --------------     ----------     --------------     --------------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended June 30, 1997 and 1996, respectively:

                                   Three months ended June 30, 1997                     Three months ended June 30, 1996
                           -------------------------------------------------     -----------------------------------------------
                                                Change in                                             Change in
                            Net Realized      Net Unrealized                      Net Realized      Net Unrealized
                           Gains (Losses)      Gains/Losses         Total        Gains (Losses)      Gains/Losses        Total
                           --------------     --------------     -----------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
     Financial              $    157,456        $ (670,900)      $  (513,444)      $ (232,703)        $     (969)      $(233,672)
     Currencies                  425,728            16,975           442,703          545,032            (66,226)        478,806
     Other                       (99,057)         (378,855)         (477,912)         732,786            (94,638)        638,148
  Foreign exchanges
     Financial                (1,052,524)          215,620          (836,904)        (732,456)            35,946        (696,510)
     Other                       368,416          (117,651)          250,765          (63,836)             1,658         (62,178)
Forward Contracts:
     Other                      --                 --                --               (13,322)            15,784           2,462
Options Contracts:
  Domestic exchanges
     Financial                       (47)          --                    (47)         --                 --               --
     Currencies                  (11,200)              775           (10,425)         (34,125)           --              (34,125)
     Other                       (58,231)           (3,250)          (61,481)         (13,750)                36         (13,714)
  Foreign exchange
     Other                       (21,160)            4,857           (16,303)         --                 --               --
                           --------------     --------------     -----------     --------------     --------------     ---------
                            $   (290,619)       $ (932,429)      $(1,223,048)      $  187,626         $ (108,409)      $  79,217
                           --------------     --------------     -----------     --------------     --------------     ---------
                           --------------     --------------     -----------     --------------     --------------     ---------

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

   At June 30, 1997, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 80% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1997 were $804,595 and $386,550, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1997 were $8,152 and $4,169, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through June 30, 1997 totalled $60,786,235 and $720,341, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of June 30, 1997 was $166.76, a decrease of 8.84% from the December 31, 1996 net asset value per Unit of $182.93.

   The Partnership's negative performance in the month of April resulted from losses in the financial, stock index and metal sectors. Profits were earned in the grain, currency and soft sectors. In the financial sector, losses were taken in long Australian and Japanese bond positions and short British, Canadian, French, Japanese, Italian and Spanish bond positions. The aftershock from the U.S. Federal Reserve's 25 basis point interest rate increase on March 25th resulted in little movement to higher interest rates. Instead, global bond prices dropped to 1997 lows in the second week of April and then rallied as economic reports showing slower economic growth with little inflation caused U.S. interest rates to fall. In Australia, a bearish employ-ment report caused a loss in long Australian bond positions. In the grain sector, positions in soybean meal, soybean oil, soybeans and wheat posted gains. Grain markets were volatile following advances in February and March. Driving this volatility were changing expectations about total world grain production and the intentions of the key grain importing nations.

   The Partnership's positive performance in the month of May resulted from gains in the currency, metal and financial sectors. Losses were experienced in the grain, index, energy and soft sectors. The largest gains during the month were achieved in the currency sector as the Partnership participated in the higher prices of the Japanese yen in relation to the U.S. dollar. The yen rose against the dollar on the possibility of Japanese central bank intervention in the currency markets and signs that Japanese growth might be accelerating. There were also market expectations that interest rates could rise in Japan. The dollar remained weak as moderate U.S. price data lessened the likelihood of an increase in interest rates by the Federal Reserve. This was furthered by Federal Reserve Chairman Alan Greenspan's expectation of slowing economic growth later in the year. In the metal sector, profits were realized in the base metals, with copper providing most of the gains due to signs of good demand and indications of declines in inventories. Additionally, there were mining industry predictions of shortage due to expected growth in demand later this year and next year. Offsetting these profitable sectors were the grain markets which fell in price. Wheat and soybeans were affected the most by the U.S. Agriculture Department's report that planting was proceeding this year at a near record pace. The report projected an increase in worldwide wheat production attributable to larger crops from importing countries and from weather conditions favorable to planting.

   The Partnership's negative performance in June resulted from losses in the metal, grain, currency and energy sectors. Losses were offset somewhat by gains in the financial, index and soft sectors. In the metal sector, the Partnership had the greatest losses in copper as it reversed direction mid-month on market concerns that included a possible seasonal decline in demand in the northern hemisphere. There was also news that output of Chile's El Teniente mine would return to normal and that production of Inco's strike-bound Sudbury facility in Canada might resume production. Aluminum and nickel positions were unprofitable as well. In the grain sector, the Partnership had losses in soybean and soybean related positions due to an increase in supply resulting from Brazilian imports. In the currency sector, losses were incurred in the Swiss franc and the German mark. Gains in the financial sector helped to mitigate Partnership losses. Profits were seen in Australian bond positions as well as Euromark, German and Canadian bond positions. Italian bonds strengthened on improved prospects for Italy's first-round entry into the European Monetary Union.

   Beginning in July, Sjo, Inc., a trading manager to the Partnership, implemented their enhanced Foreign Financials program. This enhancement adds a third component that determines market and portfolio weights utilizing a modified efficient frontier methodology.

   Interest income from U.S. Treasury bills increased by $7,231 and $18,531 for the six and three months ended June 30, 1997 as compared to the same periods in 1996 due to increases in both interest rates and funds invested in U.S. Treasury bills during 1997 versus 1996.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by $9,014 and $2,027 for the six and three months ended June 30, 1997 as compared to the same periods in 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased by $27,803 and $20,974 for the six and three months ended June 30, 1997 as compared to the same periods in 1996 primarily due to increased trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Willowbridge Associates Inc. (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $5,648 and $4,770 for the six and three months ended June 30, 1997 as compared to the same periods in 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Despite overall net trading losses for the Partnership, Willowbridge Associates Inc. generated profits during each of the three months ended March 31, 1997, March 31, 1996 and June 30, 1996, earning incentive fees of $226,785, $67,355 and $108,067, respectively.

   General and administrative expenses decreased by $20,136 and $16,994 for the six and three months ended June 30, 1997 as compared to the same periods in 1996. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant