Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1997-11-13
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash and cash equivalents                                              $18,734,248      $22,358,921
Net unrealized gain on open commodity positions                            167,775          341,870
                                                                      -------------     ------------
Total assets                                                           $18,902,023      $22,700,791
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   668,962      $   991,115
Accrued expenses                                                            54,367           62,974
Due to affiliates                                                           42,716           77,638
Management fees payable                                                     39,123           54,531
Incentive fees payable                                                          --          256,496
                                                                      -------------     ------------
Total liabilities                                                          805,168        1,442,754
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (106,485 and 115,048 units outstanding)                17,915,821       21,045,294
General partner (1,076 and 1,163 units outstanding)                        181,034          212,743
                                                                      -------------     ------------
Total partners' capital                                                 18,096,855       21,258,037
                                                                      -------------     ------------
Total liabilities and partners' capital                                $18,902,023      $22,700,791
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    168.25      $    182.93
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended           Three months ended
                                                       September 30,                September 30,
                                                 -------------------------    -------------------------
                                                    1997           1996          1997          1996
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions      $    21,351    $1,251,202    $1,285,308    $   576,004
Change in net unrealized gain on open
  commodity positions                               (189,095)    1,436,842      (701,415)     2,073,205
Interest from U.S. Treasury bills                    576,254       557,683       194,160        182,820
                                                 -----------    ----------    ----------    -----------
                                                     408,510     3,245,727       778,053      2,832,029
                                                 -----------    ----------    ----------    -----------
EXPENSES
Commissions                                        1,128,980     1,111,501       370,392        343,899
Other transaction fees                               181,642       140,868        60,082         47,111
Management fees                                      428,860       435,410       138,026        138,928
Incentive fees                                       226,785       340,835            --        165,413
General and administrative                           121,716       103,208        43,236          4,592
                                                 -----------    ----------    ----------    -----------
                                                   2,087,983     2,131,822       611,736        699,943
                                                 -----------    ----------    ----------    -----------
Net income (loss)                                $(1,679,473)   $1,113,905    $  166,317    $ 2,132,086
                                                 -----------    ----------    ----------    -----------
                                                 -----------    ----------    ----------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $(1,662,646)   $1,111,830    $  164,653    $ 2,110,754
                                                 -----------    ----------    ----------    -----------
                                                 -----------    ----------    ----------    -----------
General partner                                  $   (16,827)   $    2,075    $    1,664    $    21,332
                                                 -----------    ----------    ----------    -----------
                                                 -----------    ----------    ----------    -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                   $    (14.75)   $     8.59    $     1.49    $     17.01
                                                 -----------    ----------    ----------    -----------
                                                 -----------    ----------    ----------    -----------
Weighted average number of limited and general
  partnership units outstanding                      113,876       129,742       111,537        125,329
                                                 -----------    ----------    ----------    -----------
                                                 -----------    ----------    ----------    -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            116,211     $21,045,294     $212,743     $21,258,037
Net loss                                             --      (1,662,646)     (16,827)     (1,679,473)
Redemptions                                      (8,650)     (1,466,827)     (14,882)     (1,481,709)
                                                -------     -----------     --------     -----------
Partners' capital--September 30, 1997           107,561     $17,915,821     $181,034     $18,096,855
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   Effective September 1, 1997 Sjo, Inc. ('Sjo'), a trading manager to the Partnership, implemented their Global Diversified Program. This program replaced the Foreign Financials Program. Additionally, the fee structure of the assets under Sjo's management was modified. All assets managed by Sjo are subject to a monthly management fee at an annual rate of 2% and a quarterly incentive fee of 17% of New High Net Trading Profits, as defined in the Advisory Agreements between the Partnership, the General Partner and Sjo. Prior to the change, Sjo was paid a monthly management fee at an annual rate ranging from 2-3% and a quarterly incentive fee ranging from 15-17%.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the nine months ended September 30, 1997 and 1996 were:

                                                                      1997             1996
        ---------------------------------------------------------------------------------------
        Commissions                                                $1,128,980       $ 1,111,501
        General and administrative                                     75,680            53,675
                                                                  ------------      -----------
                                                                   $1,204,660       $ 1,165,176
                                                                  ------------      -----------
                                                                  ------------      -----------

   The costs incurred for these services for the three months ended September 30, 1997 and 1996 were:

                                                                      1997             1996
        ---------------------------------------------------------------------------------------
        Commissions                                                $  370,392       $   343,899
        General and administrative                                     25,227             3,428
                                                                  ------------      -----------
                                                                   $  395,619       $   347,327
                                                                  ------------      -----------
                                                                  ------------      -----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $12,907,821 and $20,318,217, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $5,992,427 and $2,382,574 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, the Partnership's open futures and options contracts mature within one year.

   At September 30, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                           September 30,    December 31,
                                               1997             1996
                                           -------------    ------------
Financial Futures Contracts:
  Commitments to purchase                  $ 100,127,415    $229,278,898
  Commitments to sell                      $  52,822,402    $ 41,744,989
Currency Futures Contracts:
  Commitments to purchase                  $   4,742,263    $         --
  Commitments to sell                      $   4,623,027    $         --
Other Futures Contracts:
  Commitments to purchase                  $   6,793,074    $      6,484
  Commitments to sell                      $   5,487,464    $    227,403
Currency Forward Contracts:
  Commitments to purchase                  $   1,211,150    $         --
Other Forward Contracts:
  Commitments to purchase                  $   2,402,986    $         --
  Commitments to sell                      $   1,181,784    $         --

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts plus premiums on options. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At September 30, 1997 and December 31, 1996, the fair value of futures and forward contracts was:

                                                  September 30, 1997              December 31, 1996
                                           --------------------------------    ------------------------
                                                      Fair Value                      Fair Value
                                           --------------------------------    ------------------------
                                               Assets         Liabilities       Assets     Liabilities
                                           --------------    --------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                                $ 25,349          $  3,775       $  --         $ --
     Currencies                                 14,799            39,013          --           --
     Other                                     228,385            76,517          --           --
  Foreign exchanges
     Financial                                 172,144            88,166        333,578       212,627
     Other                                     186,708           253,914        227,403         6,484
Forward Contracts:
     Currencies                                 14,515            54,882          --           --
     Other                                      42,142           --               --           --
                                           --------------    --------------    --------    ------------
                                              $684,042          $516,267       $560,981      $219,111
                                           --------------    --------------    --------    ------------
                                           --------------    --------------    --------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1997 and 1996, respectively.

                                                  Nine months ended                Nine months ended
                                                  September 30, 1997               September 30, 1996
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  107,206         $    378       $   65,326      $ 37,777
     Currencies                                 159,818            9,009          160,742        42,268
     Other                                      176,225           54,958          664,376       157,810
  Foreign exchanges
     Financial                                  329,687          129,496          521,029        20,942
     Other                                      393,602          116,327           41,701        62,340
Forward Contracts:
     Currencies                                   1,452            5,488           --            --
     Other                                        4,214               --            1,643        11,590
Options Contracts:
  Domestic exchanges
     Financial                                    8,008               --           11,421            --
     Currencies                                     940          --                43,968            --
     Other                                        7,629          --                34,678        --
  Foreign exchanges
     Financial                                  --               --                 4,133            --
     Other                                       26,989          --                    --            --
                                           --------------    --------------    ----------    ------------
                                             $1,215,770         $315,656       $1,549,017      $332,727
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   88,127      $      944     $   49,470      $    8,622
     Currencies                           376,800          21,972        164,163          91,488
     Other                                 58,106          21,223        302,922         161,621
  Foreign exchanges
     Financial                            426,070          77,517      1,005,985          27,200
     Other                                288,894         233,224         --               5,422
Forward Contracts:
     Currencies                             3,629          13,721         --             --
     Other                                 10,536         --                 138          21,060
Options Contracts:
  Domestic exchanges
     Financial                             20,019         --              28,555         --
     Currencies                             2,350         --             109,919         --
     Other                                 --             --              29,342         --
  Foreign exchanges
     Financial                             --             --              10,332
     Other                                 66,782         --              --             --
                                       ----------     -----------     ----------     -----------
                                       $1,341,313      $  368,601     $1,700,826      $  315,413
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the nine months ended September 30, 1997 and 1996, respectively:

                                 Nine months ended September 30, 1997                  Nine months ended September 30, 1996
                           -------------------------------------------------     ------------------------------------------------
                                                Change in                                             Change in
                            Net Realized      Net Unrealized                      Net Realized      Net Unrealized
                           Gains (Losses)      Gains/Losses         Total        Gains (Losses)      Gains/Losses        Total
                           --------------     --------------     -----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
     Financial              $ (1,060,470)       $   21,574       $(1,038,896)      $  397,965        $     98,975      $  496,940
     Currencies                1,375,901           (24,214)        1,351,687            1,815             580,288         582,103
     Other                       203,828           151,868           355,696        1,778,288          (1,002,635)        775,653
  Foreign exchanges
     Financial                (1,360,576)          (36,973)       (1,397,549)        (243,602)          1,810,697       1,567,095
     Other                       977,109          (288,125)          688,984         (162,630)             34,382        (128,248)
Forward Contracts:
     Currencies                       --           (40,367)          (40,367)              --                  --              --
     Other                            --            42,142            42,142           10,020                  --          10,020
Options Contracts:
  Domestic exchanges
     Financial                   144,101                --           144,101         (134,985)                 --        (134,985)
     Currencies                 (113,416)               --          (113,416)        (148,763)                 --        (148,763)
     Other                       (71,738)               --           (71,738)        (150,516)           (104,553)       (255,069)
  Foreign exchanges
     Financial                        --                --                --          (76,702)                 --         (76,702)
     Other                       (73,388)          (15,000)          (88,388)         (19,688)             19,688          --
                           --------------     --------------     -----------     --------------     --------------     ----------
                            $     21,351        $ (189,095)      $  (167,744)      $1,251,202        $  1,436,842      $2,688,044
                           --------------     --------------     -----------     --------------     --------------     ----------
                           --------------     --------------     -----------     --------------     --------------     ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended September 30, 1997 and 1996, respectively:

                                 Three months ended September 30, 1997                Three months ended September 30, 1996
                           -------------------------------------------------     ------------------------------------------------
                                                Change in                                             Change in
                            Net Realized      Net Unrealized                      Net Realized      Net Unrealized
                           Gains (Losses)      Gains/Losses         Total        Gains (Losses)      Gains/Losses        Total
                           --------------     --------------     -----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
     Financial               $ (537,664)        $   21,574       $  (516,090)      $  409,131        $    135,972      $  545,103
     Currencies               1,097,046            (41,189)        1,055,857         (434,902)            631,525         196,623
     Other                       (1,740)           147,823           146,083          287,862          (1,028,586)       (740,724)
  Foreign exchanges
     Financial                  548,147           (296,301)          251,846          715,504           2,394,686       3,110,190
     Other                      383,794           (522,991)         (139,197)         (42,724)            (21,689)        (64,413)
Forward Contracts:
     Currencies                 --                 (40,367)          (40,367)         --                 --                --
     Other                      --                  42,142            42,142             (660)             42,724          42,064
Options Contracts:
  Domestic exchanges
     Financial                  (39,836)           --                (39,836)        (134,985)           --              (134,985)
     Currencies                (102,216)              (775)         (102,991)        (114,638)           --              (114,638)
     Other                      (13,557)           --                (13,557)         (31,883)            (81,427)       (113,310)
  Foreign exchange
     Financial                  --                 --                --               (76,701)           --               (76,701)
     Other                      (48,666)           (11,331)          (59,997)         --                 --                --
                           --------------     --------------     -----------     --------------     --------------     ----------
                             $1,285,308         $ (701,415)      $   583,893       $  576,004        $  2,073,205      $2,649,209
                           --------------     --------------     -----------     --------------     --------------     ----------
                           --------------     --------------     -----------     --------------     --------------     ----------

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

   At September 30, 1997, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 82% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1997 were $1,466,827 and $662,232, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1997 were $14,882 and $6,730, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through September 30, 1997 totalled $61,448,467 and $727,071, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of September 30, 1997 was $168.25, a decrease of 8.02% from the December 31, 1996 net asset value per Unit of $182.93.

   The Partnership's positive performance in the month of July resulted from gains in the currency, financial, index and metal sectors. Gains were offset somewhat by losses in the soft and energy sectors. In the currency sector, strong gains were seen in the Deutsche mark and the Japanese yen as the U.S. dollar soared in response to investors exchanging the mark and yen for U.S. dollars. Positions in the British pound were unprofitable. A bullish U.S. bond market set the tone for a rise in global bond prices, as U.S. long-term interest rates fell from 7.0% to 6.5%. Continued signs of a slowdown in economic growth in France, Germany and Italy coupled with low inflation levels pushed European bond prices higher. Positions in

French, German, Italian and British bonds benefited from this price movement. The Australian bond market anticipated another easing of monetary policy by the Reserve Bank of Australia due to slow economic growth and a high level of unemployment. On July 30th, the Reserve Bank cut rates by 50 basis points, helping the Partnership's Australian bond and bank bill positions. Japanese bond prices rose strongly as the Nikkei Dow fell below 20,000 and economic data showed a very slow recovery from the recent recession. This scenario boosted gains in Japanese bonds. In the index sector, the Partnership benefited from positions in the French CAC 40 and the S&P 500 as both indices experienced gains. In the metal sector, the Partnership saw gains in aluminum, zinc and nickel. Losses were experienced in the soft sector as shifting inventory expectations and fickle weather patterns altered investor sentiment, specifically in cotton. Additionally, the Partnership incurred losses in light crude energy positions.

   The Partnership's negative performance in August resulted from losses in all sectors traded which included the financial, currency, metal, index and soft sectors. A turnaround in the U.S. bull bond market in August, as yields rose back above 6.5%, caused European, Australian, and Canadian bond prices to retreat. This turnaround in the upward bond markets drove Partnership losses in French, German and Swiss bond positions. The exceptions were long positions in Japanese government bonds and euroyen, which rallied as the Nikkei Dow dropped below 19,000 to new lows for the year. The currency markets proved to be a major detractor to the Partnership's overall performance. The Deutsche mark's weakness over the past few months contributed to some decent gains, but its strength in August against several currencies, including the U.S. dollar, Japanese yen and British pound contributed to the Partnership's negative performance. In the metal sector, the Partnership incurred losses in aluminum and nickel positions and S&P 500 and CAC 40 positions were unprofitable in the stock index sector.

   The Partnership's negative performance in September resulted from losses in the index, currency, grain and energy sectors which were somewhat offset by gains in the metal, financial and soft sectors. In September, foreign and domestic indices were volatile, leading to losses for the Partnership, specifically the S&P 500, Hang Seng, Nikkei and CAC 40. In the currency sector, the Partnership incurred losses in the Japanese yen, Deutsche mark, and British pound as well as cross rate positions in the U.S. dollar/Spanish paseta, Japanese yen/Deutsche mark and Canadian dollar/Deutsche mark. In the energy sector, the price of crude oil fell in response to the buildup of inventories from summer lows, driving losses in natural gas and light crude oil positions. Long metal positions profited as precious metals prices, including gold and silver, rose on indications of strengthening demand. Non-precious metals, specifically zinc, experienced gains as well. In the financial sector, Italian, Japanese, German and Euroyen bond positions gained as global bond markets reacted to the drop in long-term U.S. interest rates.

   Effective September 1, 1997 Sjo, Inc. ('Sjo'), a trading manager to the Partnership, implemented their Global Diversified Program. This program replaced the Foreign Financials Program. Additionally, the fee structure of the assets under Sjo's management was modified. All assets managed by Sjo are subject to a monthly management fee at an annual rate of 2% and a quarterly incentive fee of 17% of New High Net Trading Profits, as defined in the Advisory Agreements between the Partnership, the General Partner and Sjo. Prior to the change, Sjo was paid a monthly management fee at an annual rate ranging from 2-3% and a quarterly incentive fee ranging from 15-17%.

   Interest income from U.S. Treasury bills increased by $18,571 and $11,340 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996. These increases were due to strong trading performance in September 1996 through November 1996 resulting in increased net assets and therefore, higher amounts invested in U.S. Treasury bills during 1997 versus 1996.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions increased by $17,479 and $26,493 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996. Similar to the increase in interest income discussed above, these increases in commissions resulted from strong trading performance from September 1996 through November 1996, partially offset by the effect of redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased by $40,774 and $12,971 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996 primarily due to increased trading volume. The increase in trading volume is partially attributable to the change in the Partnership's trading programs as previously discussed above.

   All trading decisions are currently being made by Sjo, Inc. and Willowbridge Associates Inc. (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $6,550 and $902 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996 primarily due to strong trading performance in the prior year as discussed above, as well as the effect of redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Despite overall net trading losses for the Partnership, Willowbridge Associates Inc. generated profits during each of the first three quarters of 1996 and the first quarter of 1997, earning incentive fees of $67,355, $108,067, $165,413 and $226,785, respectively.

   General and administrative expenses increased by $18,508 and $38,644 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These increases were primarily due to the timing of certain expense accruals recorded in the prior year periods.

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       13