Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1998-05-14
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,622,828     $ 3,247,888
U.S. Treasury bills, at amortized cost                                  13,085,429      14,063,335
Net unrealized gain on open commodity positions                            556,094         795,209
Options, at market                                                         100,442         124,575
                                                                       -----------     ------------
Total assets                                                           $17,364,793     $18,231,007
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   706,728     $   587,036
Accrued expenses                                                            60,248          64,500
Management fees payable                                                     36,147          37,646
Due to affiliates                                                           43,305          20,512
                                                                       -----------     ------------
Total liabilities                                                          846,428         709,694
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (98,804 and 103,033 units outstanding)                 16,352,857      17,346,056
General partner (1,000 and 1,041 units outstanding)                        165,508         175,257
                                                                       -----------     ------------
Total partners' capital                                                 16,518,365      17,521,313
                                                                       -----------     ------------
Total liabilities and partners' capital                                $17,364,793     $18,231,007
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    165.51     $    168.35
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              1998          1997
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                          $ 370,561    $ (973,338)
Change in net unrealized gain on open commodity positions                    (302,688)    1,444,749
Interest from U.S. Treasury bills                                             182,166       187,985
                                                                            ---------    ----------
                                                                              250,039       659,396
                                                                            ---------    ----------
EXPENSES
Commissions                                                                   333,091       389,496
Other transaction fees                                                         57,348        63,813
Management fees                                                               111,225       151,444
Incentive fees                                                                     --       226,785
General and administrative                                                     44,595        45,805
                                                                            ---------    ----------
                                                                              546,259       877,343
                                                                            ---------    ----------
Net loss                                                                    $(296,220)   $ (217,947)
                                                                            ---------    ----------
                                                                            ---------    ----------
ALLOCATION OF NET LOSS
Limited partners                                                            $(293,257)   $ (215,766)
                                                                            ---------    ----------
                                                                            ---------    ----------
General partner                                                             $  (2,963)   $   (2,181)
                                                                            ---------    ----------
                                                                            ---------    ----------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited and general partnership unit          $   (2.85)   $    (1.88)
                                                                            ---------    ----------
                                                                            ---------    ----------
Weighted average number of limited and general partnership units
  outstanding                                                                 104,074       116,211
                                                                            ---------    ----------
                                                                            ---------    ----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            104,074     $17,346,056     $175,257     $17,521,313
Net loss                                             --        (293,257)      (2,963)       (296,220)
Redemptions                                      (4,270)       (699,942)      (6,786)       (706,728)
                                                -------     -----------     --------     -----------
Partners' capital--March 31, 1998                99,804     $16,352,857     $165,508     $16,518,365
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   Certain balances from the prior year have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the three months ended March 31, 1998 and 1997 were:

                                                                       1998          1997
        -----------------------------------------------------------------------------------
        Commissions                                                  $333,091      $389,496
        General and administrative                                     25,650        25,672
                                                                     --------      --------
                                                                     $358,741      $415,168
                                                                     --------      --------
                                                                     --------      --------

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker and an affiliate of the General Partner. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions as further discussed below, the Partnership's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI.
At March 31, 1998 and December 31, 1997, such segregated assets totalled $12,734,610 and $13,304,825, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $4,498,587 and $4,996,751 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                               1998            1997
                                           ------------    ------------
Financial Futures and Options Contracts:
  Commitments to purchase                  $ 72,452,651    $232,456,787
  Commitments to sell                       148,637,064       3,415,906
Currency Futures and Options Contracts:
  Commitments to purchase                    26,726,732       3,813,407
  Commitments to sell                        24,720,225      20,598,159
Other Futures and Options Contracts:
  Commitments to purchase                     3,797,640       3,477,900
  Commitments to sell                         6,317,339       7,212,160
Currency Forward Contracts:
  Commitments to purchase                     4,147,099       2,621,143
  Commitments to sell                                --         477,804
Other Forward Contracts:
  Commitments to purchase                     3,912,761         333,510

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

   At March 31, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts was:

                                                         1998                             1997
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  112,195         $ 15,875       $  204,288      $ 83,550
     Currencies                                 473,732           40,322          171,503        10,585
     Other                                      118,066          140,649          279,386        41,549
  Foreign exchanges
     Financial                                   70,065           95,741          396,408         9,479
     Other                                       27,319           84,292           63,081       103,725
Forward Contracts:
     Currencies                                      --           19,542               --        68,270
     Other                                      151,138               --               --         2,299
Options Contracts:
  Domestic exchanges
     Financial                                   49,875               --           23,375            --
     Currencies                                  34,650               --          101,200            --
  Foreign exchanges
     Other                                       15,917               --               --            --
                                           --------------    --------------    ----------    ------------
                                             $1,052,957         $396,421       $1,239,241      $319,457
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                         1998                             1997
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  162,289         $ 38,893       $  167,725      $     --
     Currencies                                 201,153           30,952           12,591           550
     Other                                      155,886          101,500          228,526        87,923
  Foreign exchanges
     Financial                                  552,424           32,279          256,671       167,678
     Other                                       77,135           80,815          421,325        31,620
Forward Contracts:
     Currencies                                      --           95,466               --            --
     Other                                       95,096              575               --            --
Options Contracts:
  Domestic exchanges
     Financial                                   18,313               --               --            --
     Currencies                                  33,963               --               --            --
     Other                                           --               --           11,875            --
  Foreign exchanges
     Other                                        3,979               --              691            --
                                           --------------    --------------    ----------    ------------
                                             $1,300,238         $380,480       $1,099,404      $287,771
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the Partnership's trading revenues for the three months ended March 31, 1998 and 1997.

                                                       1998          1997
                                                    ----------     ---------
                        Futures Contracts:
                          Domestic exchanges
                             Financial              $ (259,713)    $  (9,818)
                             Currencies               (171,104)     (146,417)
                             Other                    (347,872)      687,525
                          Foreign exchanges
                             Financial               1,115,381      (812,490)
                             Other                    (198,049)      577,415
                        Forward Contracts:
                             Currencies               (124,937)           --
                             Other                     194,234            --
                        Options Contracts:
                          Domestic exchanges
                             Financial                 (46,735)           --
                             Currencies                (88,275)      183,984
                             Other                          --         3,300
                          Foreign exchanges
                             Other                      (5,057)      (12,088)
                                                    ----------     ---------
                                                    $   67,873     $ 471,411
                                                    ----------     ---------
                                                    ----------     ---------

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on May 30, 1990 with gross proceeds of $65,520,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $64,222,750. At the inception of the Partnership, 60% of the net proceeds was allocated to trading activity. In conjunction with a letter of credit ('Letter of Credit'), the remaining 40% was placed in reserve and invested in investment grade interest-bearing obligations ('Reserve Assets'). On June 30, 1995, the Letter of Credit expired and the Reserve Assets matured with the resulting proceeds allocated to commodities trading.

   As of March 31, 1998, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1998 were $699,942 and $6,786, respectively, and from commencement of operations, May 30, 1990, through March 31, 1998 totalled $62,729,553 and $739,749, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of March 31, 1998 was $165.51, a decrease of 1.69% from the December 31, 1997 net asset value per Unit of $168.35.

   The Partnership's positive performance during the month of January resulted from profits in the financial, index, energy and metal sectors, which were somewhat offset by losses in the currency, soft and grain sectors. As U.S. bond yields fell below 6%, global bond prices rose during the first two weeks of January. During the second half of the month, fears over a possible acceleration of the Asian financial crisis began to subside. Consequently, global bond prices declined from their mid-January peak as investors pulled back from bonds. This correction caused the Partnership to cover many long bond positions resulting in profits in German, U.S., French, Italian, British and Euroswiss bonds. In the index sector, gains were achieved in the U.S. Dollar Index, the French CAC 40 and the Hong Kong Hang Seng. Gains were somewhat offset by losses, particularly in the soft sector as coffee prices surged on supply concerns prompted by tight stockpiles and dry weather conditions. Currency sector positions were unprofitable as fears regarding the Far East waned and investors were no longer as concerned with the flight to quality. This shift resulted in the Partnership experiencing losses in Japanese yen, Australian dollar and British pound positions and in Canadian dollar/Japanese yen and Japanese yen/British pound crossrate positions.

   The Partnership's negative performance during the month of February resulted from losses in the currency, soft, index and energy sectors. Gains were achieved in the metal, grain and financial sectors. Currency sector positions lost value as a reversal in the Japanese yen on hopes that the Japanese government might take stronger fiscal action to improve the economy, led to losses in the Partnership's short positions. Positions in the German deutsche mark and British pound lost, and crossrate positions in the Japanese yen/deutsche mark, Canadian dollar/deutsche mark and Canadian dollar/Japanese yen were also unprofitable. Prices in both coffee and cocoa declined during the month resulting in losses for the soft sector. As U.S. indices continued to rally, short S&P 500 positions experienced losses. Additionally, positions in the Hong Kong Hang Seng and Japanese Nikkei were not profitable. Long positions in silver profited as prices soared in response to significant buying by a larger investor, helping to offset Partnership losses. Positions in zinc and aluminum added value as well. In the grain sector, the Partnership gained from positions in corn, soybean meal and soybean oil.

   The Partnership's negative performance during the month of March resulted from losses in the financial, metal, soft, energy, grain and index sectors. Gains were achieved in the currency sector. In the financial sector, U.S. bond yields reversed direction and rose due to reduced deflationary market expectations. Additionally, in Japan, bond prices varied widely on reports that a government stimulus package would fall short of necessary measures. Both market actions generated losses for the Partnership. Euroswiss and French notional bond positions lost value as well. Short gold positions in the metal sector were the most unprofitable for the Partnership as prices soared on renewed buying as a hedge against inflation. Positions in nickel and zinc also suffered losses. A pledge by OPEC members to curtail production caused crude and light crude oil prices to spike, resulting in losses for the Partnership in the energy sector. On the positive side, the Partnership profited in the currency sector as investors began to move away from the Swiss franc. Japanese yen positions and Japanese yen/deutsche mark crossrates were profitable.

   Interest income from U.S. Treasury bills decreased by $5,819 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to the effect of redemptions on funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. The monthly net asset values during the first three months of 1997 were boosted by strong trading performance during the latter part of 1996 and continued positive trading performance during the first three months of 1997. However, the effect of poor trading performance during the second quarter of 1997 as well as redemptions on the monthly net asset values caused commissions to decrease by $56,405 for the three months ended March 31, 1998 as compared to the same period in 1997.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by $6,465 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to lower trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Willowbridge Associates Inc. (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $40,219 for the three months ended March 31, 1998 as compared to the same period in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each Trading Manager. Despite overall net trading losses for the Partnership in 1997, Willowbridge Associates Inc., earned incentive fees of $226,785. These fees were primarily attributable to strong trading performance during the latter part of 1996 capped off by positive trading performance during the first three months of 1997. There were no incentive fees earned during the three months ended March 31, 1998.

   General and administrative expenses decreased by $1,210 for the three months ended March 31, 1998 as compared to the same period in 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant