Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1998-08-14
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,753,582      $ 3,247,888
U.S. Treasury bills, at amortized cost                                  12,212,062       14,063,335
Net unrealized gain on open commodity positions                            193,380          795,209
Options, at market                                                          13,380          124,575
                                                                      -------------     ------------
Total assets                                                           $15,172,404      $18,231,007
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   762,841      $   587,036
Due to affiliates                                                           64,525           20,512
Accrued expenses                                                            42,842           64,500
Management fees payable                                                     30,712           37,646
                                                                      -------------     ------------
Total liabilities                                                          900,920          709,694
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (93,792 and 103,033 units outstanding)                 14,128,679       17,346,056
General partner (948 and 1,041 units outstanding)                          142,805          175,257
                                                                      -------------     ------------
Total partners' capital                                                 14,271,484       17,521,313
                                                                      -------------     ------------
Total liabilities and partners' capital                                $15,172,404      $18,231,007
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    150.64      $    168.35
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months ended             Three months ended
                                                         June 30,                      June 30,
                                                --------------------------    --------------------------
                                                   1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions     $  (442,371)   $(1,263,957)   $  (812,932)   $  (290,619)
Change in net unrealized gain on open
  commodity positions                              (651,430)       512,320       (348,742)      (932,429)
Interest from U.S. Treasury bills                   328,839        382,094        146,673        194,109
                                                -----------    -----------    -----------    -----------
                                                   (764,962)      (369,543)    (1,015,001)    (1,028,939)
                                                -----------    -----------    -----------    -----------
EXPENSES
Commissions                                         619,772        758,588        286,681        369,092
Other transaction fees                              104,497        121,560         47,149         57,747
Management fees                                     202,093        290,834         90,868        139,390
Incentive fees                                           --        226,785             --             --
General and administrative                           88,936         78,480         44,341         32,675
                                                -----------    -----------    -----------    -----------
                                                  1,015,298      1,476,247        469,039        598,904
                                                -----------    -----------    -----------    -----------
Net loss                                        $(1,780,260)   $(1,845,790)   $(1,484,040)   $(1,627,843)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
ALLOCATION OF NET LOSS
Limited partners                                $(1,762,427)   $(1,827,299)   $(1,469,170)   $(1,611,533)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
General partner                                 $   (17,833)   $   (18,491)   $   (14,870)   $   (16,310)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND
GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited and
  general partnership unit                      $    (17.46)   $    (16.04)   $    (14.87)   $    (14.29)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Weighted average number of limited and
  general partnership units outstanding             101,939        115,046         99,804        113,880
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
--------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            104,074     $17,346,056     $175,257     $17,521,313
Net loss                                             --      (1,762,427)     (17,833)     (1,780,260)
Redemptions                                      (9,334)     (1,454,950)     (14,619)     (1,469,569)
                                                -------     -----------     --------     -----------
Partners' capital--June 30, 1998                 94,740     $14,128,679     $142,805     $14,271,484
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the six months ended June 30, 1998 and 1997 were:

                                                                       1998             1997
        ----------------------------------------------------------------------------------------
        Commissions                                                   619,772         $ 758,588
        General and administrative                                     50,676            50,453
                                                                   ------------      -----------
                                                                     $670,448         $ 809,041
                                                                   ------------      -----------
                                                                   ------------      -----------

   The costs incurred for these services for the three months ended June 30, 1998 and 1997 were:

                                                                       1998             1997
        ----------------------------------------------------------------------------------------
        Commissions                                                  $286,681         $ 369,092
        General and administrative                                     25,026            24,781
                                                                   ------------      -----------
                                                                     $311,707         $ 393,873
                                                                   ------------      -----------
                                                                   ------------      -----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $10,744,714 and $13,304,825, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $4,829,935 and $4,996,751 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                               1998            1997
                                           ------------    ------------
Financial Futures and Options Contracts:
  Commitments to purchase                  $185,959,657    $232,456,787
  Commitments to sell                        32,378,028       3,415,906
Currency Futures and Options Contracts:
  Commitments to purchase                     5,317,661       3,813,407
  Commitments to sell                         5,477,810      20,598,159
Other Futures and Options Contracts:
  Commitments to purchase                     7,840,971       3,477,900
  Commitments to sell                         8,478,577       7,212,160
Currency Forward Contracts:
  Commitments to purchase                     2,081,605       2,621,143
  Commitments to sell                         1,018,587         477,804
Other Forward Contracts:
  Commitments to purchase                       276,809         333,510

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options.) Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts was:

                                                    1998                              1997
                                      ---------------------------------     -------------------------
                                          Assets          Liabilities         Assets       Liabilities
                                      --------------     --------------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                          $  361,628          $ 17,625        $  204,288      $  83,550
     Currencies                             51,112           133,737           171,503         10,585
     Other                                 230,107           211,697           279,386         41,549
  Foreign exchanges
     Financial                             286,173            72,762           396,408          9,479
     Other                                 153,503            51,077            63,081        103,725
Forward Contracts:
     Currencies                                 --           125,436                --         68,270
     Other                                      --           276,809                --          2,299
Options Contracts:
  Domestic exchanges
     Financial                                  --                --            23,375             --
     Currencies                                 --                --           101,200             --
  Foreign exchanges
     Other                                  13,380                --                --             --
                                      --------------     --------------     ----------     ----------
                                        $1,095,903          $889,143        $1,239,241      $ 319,457
                                      --------------     --------------     ----------     ----------
                                      --------------     --------------     ----------     ----------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                    1998                              1997
                                      ---------------------------------     -------------------------
                                          Assets          Liabilities         Assets       Liabilities
                                      --------------     --------------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                             150,464            34,235        $  102,793      $      --
     Currencies                            237,220            60,613            15,421            314
     Other                                 182,751           123,930           219,126         66,384
  Foreign exchanges
     Financial                             413,337            44,818           292,133        150,994
     Other                                  80,898            78,582           475,853         46,446
Forward Contracts:
     Currencies                              5,335            94,103                --             --
     Other                                  57,889            79,883                --             --
Options Contracts:
  Domestic exchanges
     Financial                              30,464                --                --             --
     Currencies                             19,693                --             1,343             --
     Other                                      --                --            10,898             --
  Foreign exchanges
     Financial                               3,268                --                --             --
     Other                                   7,154                --             6,994             --
                                      --------------     --------------     ----------     ----------
                                        $1,188,473          $516,164        $1,124,561      $ 264,138
                                      --------------     --------------     ----------     ----------
                                      --------------     --------------     ----------     ----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1998 and 1997, respectively.

                                                 1998                           1997
                                      --------------------------     --------------------------
                                        Assets       Liabilities       Assets       Liabilities
                                      ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $  129,073      $   24,987     $  179,888      $  --
     Currencies                          332,416          85,201         14,397         --
     Other                               193,445         150,539        279,509          57,089
  Foreign exchanges
     Financial                           188,433          70,089        345,905         146,739
     Other                                71,267          77,776        559,074          53,959
Forward Contracts:
     Currencies                            9,336          74,100             --              --
     Other                                43,995         139,221             --              --
Options Contracts:
  Domestic exchanges
     Financial                            47,469              --             --              --
     Currencies                            9,163              --          2,350              --
     Other                                    --              --         19,072              --
  Foreign exchanges
     Financial                             5,719              --             --              --
     Other                                12,519              --         11,562              --
                                      ----------     -----------     ----------     -----------
                                      $1,042,835      $  621,913     $1,411,757      $  257,787
                                      ----------     -----------     ----------     -----------
                                      ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenue for the six and three months ended June 30, 1998 and 1997:

                                           Six months ended               Three months ended
                                               June 30,                        June 30,
                                      ---------------------------     ---------------------------
                                         1998            1997            1998            1997
                                      -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $  (347,948)    $  (522,806)    $   (88,235)    $  (513,444)
     Currencies                          (700,409)        295,830        (529,305)        442,703
     Other                                (64,135)        209,613         283,737        (477,912)
  Foreign exchanges
     Financial                          1,233,668      (1,649,395)        118,287        (836,904)
     Other                               (152,078)        828,181          45,971         250,765
Forward Contracts:
     Currencies                          (172,487)        --              (47,550)        --
     Other                               (349,188)        --             (543,422)        --
Options Contracts:
  Domestic exchanges
     Financial                           (293,831)        183,937        (247,096)            (47)
     Currencies                          (214,125)        (10,425)       (125,850)        (10,425)
     Other                                 (1,670)        (58,181)         (1,670)        (61,481)
  Foreign exchanges
     Financial                            (25,054)        --              (25,054)        --
     Other                                 (6,544)        (28,391)         (1,487)        (16,303)
                                      -----------     -----------     -----------     -----------
                                      $(1,093,801)    $  (751,637)    $(1,161,674)    $(1,223,048)
                                      -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------

D. Subsequent Event

   During July 1998, Willowbridge Associates Inc. ceased to serve as a Trading Manager to the Partnership. The Partnership is currently negotiating with other independent commodities trading managers to trade those Partnership assets previously traded by Willowbridge Associates Inc.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on May 30, 1990 with gross proceeds of $65,520,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $64,222,750. At the inception of the Partnership, 60% of the net proceeds was allocated to trading activity and 40% was placed in reserve and invested in investment grade interest-bearing obligations ('Reserve Assets'). On June 30, 1995, the letter of credit expired and the Reserve Assets became available for commodities trading.

   At June 30, 1998, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 81% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1998 were $1,454,950 and $755,008, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1998 were $14,619 and $7,833, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through June 30, 1998 totalled 63,484,561 and 747,582, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of June 30, 1998 was $150.64 a decrease of 10.52% from the December 31, 1997 net asset value per Unit of $168.35.

   The Partnership's negative performance during the month of April resulted from losses in the currency, financial, metal, index and energy sectors. Profits were experienced in the grain and soft sectors. Currency sector positions, particularly the Japanese yen, led to losses for the Partnership. Early in the month, the U.S. dollar rose sharply against the Japanese yen due to the lessening of restrictions on currency movements out of Japan and a report that showed signs of a very weak Japanese economy. This market action led to profits in short yen positions. Following this move, there was a large reversal across the currency markets with the U.S. dollar weakening against many currencies including the Japanese yen. This was accentuated by intervention by the Bank of Japan over the Easter holiday weekend. In the European currencies, the U.S.

dollar was weaker versus the deutsche mark in anticipation of a German tax rate increase. Positions in Canadian dollar/deutsche mark and Canadian dollar/Japanese yen crossrates added to losses for the month. In the financial sector, the Partnership lost value as the U.S. Treasury market was quite volatile due, in part, to Federal Reserve policy rumors of a rate increase and, contradicting these rumors, signs of mild inflation. Positions in Japanese, Eurodollar and German bonds lost value as well. In the grain sector, the Partnership's positions in wheat and corn gained throughout the month. Additionally, in the soft sector, the Partnership profited from short sugar positions as expectations of a bumper Brazilian crop caused prices to fall to five-year lows. Coffee positions also experienced gains.

   The Partnership's positive performance during the month of May resulted from gains in the currency, financial, energy and index sectors. Losses were incurred in the metal, soft and grain sectors. During May, the Japanese yen fell to a new seven-year low resulting in profits in the Partnership's short positions. Australia felt the effects of its neighbor's problems as it too experienced a decline in its currency which led to gains for the Partnership. Japanese yen/deutsche mark and Canadian dollar/Japanese yen crossrate positions were also profitable in the currency sector. In the financial sector, positions in the Japanese Government Bond (JGB) led to this sector's largest profits. The JGB rallied to its highest price ever on news that economic turmoil in South East Asia was not over. The U.S. 30-year bond rallied on the overall strength of the U.S. dollar throughout the month, profiting the Partnership. French notional, Australian three-year and ten-year and German five-year long bond positions recognized gains as well. Losses in the metal sector offset gains. Silver was the most disappointing, as investors who had purchased silver on hopes of a price increase began to liquidate their holdings. This caused silver prices to fall, leading to losses for the Partnership's long positions. Coffee positions in the soft sector and wheat positions in the grain sector also added to losses for the Partnership.

   The Partnership's positive performance during the month of June resulted from gains in the soft, financial, metal, index, currency and energy sectors. Losses were incurred in the grain sector. In the financial sector, the Partnership gained as the price of the 30-year U.S. Treasury bond rallied when yields dropped to lows not seen since the Treasury department began issuing the bond in 1977. Gains were also recognized in German, French and British bonds. In the soft sector, coffee prices reached an 18-month low on indications of abundant supplies, profiting the Partnership's short positions. Trading in cotton added to profits as well. In the metal sector, long silver positions benefited as prices rose throughout the month. Index sector profits were earned in S&P 500 positions as it advanced during the second half of the month. Gains were somewhat offset by losses in the grain sector, particularly in wheat, soybean meal and corn as changing weather conditions wreaked havoc on market prices.

   Interest income from U.S. Treasury bills decreased by $53,255 and $47,436 for the six and three months ended June 30, 1998 as compared to the same periods in 1997 due to the effect of poor trading performance in 1998 as well as redemptions on funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. The effect of poor trading performance during the second quarter of 1997 and the first six months of 1998, as well as redemptions on the monthly net asset values caused commissions to decrease by $138,816 and $82,411 for the six and three months ended June 30, 1998 as compared to the same periods in 1997.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by $17,063 and $10,598 for the six and three months ended June 30, 1998 as compared to the same periods in 1997 primarily due to lower trading volume.

   As of June 30, 1998, all trading decisions were made by Sjo, Inc. and Willowbridge Associates Inc. (the 'Trading Managers'). During July 1998, Willowbridge Associates Inc. ceased to serve as a Trading Manager to the Partnership. The Partnership is currently negotiating with other independent commodities trading managers to trade those Partnership assets previously traded by Willowbridge Associates Inc. Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $88,741 and $48,522 for the six and three months ended June 30, 1998 as compared to the same periods in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during the six months and three months ended June 30, 1998. However, Willowbridge Associates Inc. earned incentive fees of $226,785 during the three months ended March 31, 1997. No incentive fees were earned during the three months ended June 30, 1997.

   General and administrative expenses increased by $10,456 and $11,666 for the six and three months ended June 30, 1998 as compared to the same periods in 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant