Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1998-11-16
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,217,186      $ 3,247,888
U.S. Treasury bills, at amortized cost                                  10,989,532       14,063,335
Net unrealized gain on open commodity positions                          1,560,357          795,209
Options, at market                                                              --          124,575
                                                                      -------------     ------------
Total assets                                                           $15,767,075      $18,231,007
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   988,018      $   587,036
Due to affiliates                                                           40,102           20,512
Accrued expenses                                                            49,915           64,500
Management fees payable                                                     26,128           37,646
Incentive fees payable                                                       8,831               --
                                                                      -------------     ------------
Total liabilities                                                        1,112,994          709,694
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (87,867 and 103,033 units outstanding)                 14,507,302       17,346,056
General partner (889 and 1,041 units outstanding)                          146,779          175,257
                                                                      -------------     ------------
Total partners' capital                                                 14,654,081       17,521,313
                                                                      -------------     ------------
Total liabilities and partners' capital                                $15,767,075      $18,231,007
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    165.11      $    168.35
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended           Three months ended
                                                       September 30,               September 30,
                                                 -------------------------    ------------------------
                                                    1998          1997           1998          1997
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                   $ (211,661)   $    21,351    $  230,710    $1,285,308
Change in net unrealized gain on open
  commodity positions                               721,223       (189,095)    1,372,653      (701,415)
Interest from U.S. Treasury bills                   468,885        576,254       140,046       194,160
                                                 ----------    -----------    ----------    ----------
                                                    978,447        408,510     1,743,409       778,053
                                                 ----------    -----------    ----------    ----------
EXPENSES
Commissions                                         846,642      1,128,980       226,870       370,392
Other transaction fees                              131,061        181,642        26,564        60,082
Management fees                                     268,543        428,860        66,450       138,026
Incentive fees                                        8,831        226,785         8,831            --
General and administrative                          133,015        121,716        44,079        43,236
                                                 ----------    -----------    ----------    ----------
                                                  1,388,092      2,087,983       372,794       611,736
                                                 ----------    -----------    ----------    ----------
Net income (loss)                                $ (409,645)   $(1,679,473)   $1,370,615    $  166,317
                                                 ----------    -----------    ----------    ----------
                                                 ----------    -----------    ----------    ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $ (405,527)   $(1,662,646)   $1,356,900    $  164,653
                                                 ----------    -----------    ----------    ----------
                                                 ----------    -----------    ----------    ----------
General partner                                  $   (4,118)   $   (16,827)   $   13,715    $    1,664
                                                 ----------    -----------    ----------    ----------
                                                 ----------    -----------    ----------    ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                   $    (4.12)   $    (14.75)   $    14.47    $     1.49
                                                 ----------    -----------    ----------    ----------
                                                 ----------    -----------    ----------    ----------
Weighted average number of limited and general
  partnership units outstanding                      99,539        113,876        94,740       111,537
                                                 ----------    -----------    ----------    ----------
                                                 ----------    -----------    ----------    ----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            104,074     $17,346,056     $175,257     $17,521,313
Net loss                                             --        (405,527)      (4,118)       (409,645)
Redemptions                                     (15,318)     (2,433,227)     (24,360)     (2,457,587)
                                                -------     -----------     --------     -----------
Partners' capital--September 30, 1998            88,756     $14,507,302     $146,779     $14,654,081
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   During July 1998, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a Trading Manager to the Partnership. All assets previously managed by Willowbridge were allocated to Tamiso & Company ('Tamiso'), who began trading Partnership assets on August 28, 1998. The monthly management fee paid to Tamiso equals 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fee paid to Tamiso equals 17% of the New High Net Trading Profits (as defined in the Advisory Agreement among the Partnership, the General Partner and Tamiso) as compared to 20% of the New High Net Trading Profits paid to Willowbridge.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the nine months ended September 30, 1998 and 1997 were:

                                                                      1998             1997
        ---------------------------------------------------------------------------------------
        Commissions                                                 $846,642        $ 1,128,980
        General and administrative                                    76,950             75,680
                                                                  ------------      -----------
                                                                    $923,592        $ 1,204,660
                                                                  ------------      -----------
                                                                  ------------      -----------

   The costs incurred for these services for the three months ended September 30, 1998 and 1997 were:

                                                                       1998             1997
        ----------------------------------------------------------------------------------------
        Commissions                                                  $226,870         $ 370,392
        General and administrative                                     26,274            25,227
                                                                   ------------      -----------
                                                                     $253,144         $ 395,619
                                                                   ------------      -----------
                                                                   ------------      -----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $10,179,308 and $13,304,825, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $5,449,617 and $4,996,751 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At September 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                               1998            1997
                                           ------------    ------------
Financial Futures and Options Contracts:
  Commitments to purchase                  $232,416,163    $232,456,787
  Commitments to sell                        14,261,076       3,415,906
Currency Futures and Options Contracts:
  Commitments to purchase                     8,657,740       3,813,407
  Commitments to sell                         3,599,358      20,598,159
Other Futures and Options Contracts:
  Commitments to purchase                     1,381,036       3,477,900
  Commitments to sell                         8,188,383       7,212,160
Currency Forward Contracts:
  Commitments to purchase                    12,161,623       2,621,143
  Commitments to sell                         7,380,915         477,804
Other Forward Contracts:
  Commitments to purchase                            --         333,510

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

   At September 30, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts was:

                                                    1998                              1997
                                      ---------------------------------     -------------------------
                                          Assets          Liabilities         Assets       Liabilities
                                      --------------     --------------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                          $  428,303          $ 22,500        $  204,288      $  83,550
     Currencies                            217,214           110,792           171,503         10,585
     Other                                 206,569            28,941           279,386         41,549
  Foreign exchanges
     Financial                             775,576             5,077           396,408          9,479
     Other                                 101,976           140,121            63,081        103,725
Forward Contracts:
     Currencies                            725,067           586,917                --         68,270
     Other                                      --                --                --          2,299
Options Contracts:
  Domestic exchanges
     Financial                                  --                --            23,375             --
     Currencies                                 --                --           101,200             --
                                      --------------     --------------     ----------     ----------
                                        $2,454,705          $894,348        $1,239,241      $ 319,457
                                      --------------     --------------     ----------     ----------
                                      --------------     --------------     ----------     ----------

   The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1998 and 1997, respectively.

                                                    1998                              1997
                                      ---------------------------------     -------------------------
                                          Assets          Liabilities         Assets       Liabilities
                                      --------------     --------------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                          $  157,672          $ 27,820        $  107,206      $     378
     Currencies                            230,440            55,577           159,818          9,009
     Other                                 212,146           108,662           176,225         54,958
  Foreign exchanges
     Financial                             463,340            36,685           329,687        129,496
     Other                                  79,314           101,376           393,602        116,327
Forward Contracts:
     Currencies                            113,023           164,430             1,452          5,488
     Other                                  40,523            55,918             4,214             --
Options Contracts:
  Domestic exchanges
     Financial                              21,325                --             8,008             --
     Currencies                             13,785                --               940             --
     Other                                      --                --             7,629             --
  Foreign exchanges
     Financial                               2,287                --                --             --
     Other                                   5,008                --            26,989             --
                                      --------------     --------------     ----------     ----------
                                        $1,338,863          $550,468        $1,215,770      $ 315,656
                                      --------------     --------------     ----------     ----------
                                      --------------     --------------     ----------     ----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1998 and 1997, respectively.

                                                 1998                           1997
                                      --------------------------     --------------------------
                                        Assets       Liabilities       Assets       Liabilities
                                      ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $  221,275      $   14,046     $   88,127      $      944
     Currencies                          173,743          66,305        376,800          21,972
     Other                               268,077         107,702         58,106          21,223
  Foreign exchanges
     Financial                           506,553          31,469        426,070          77,517
     Other                                95,089         128,692        288,894         233,224
Forward Contracts:
     Currencies                          273,221         277,754          3,629          13,721
     Other                                    --          69,202         10,536              --
Options Contracts:
  Domestic exchanges
     Financial                                --              --         20,019              --
     Currencies                               --              --          2,350              --
  Foreign exchanges
     Other                                 3,345              --         66,782              --
                                      ----------     -----------     ----------     -----------
                                      $1,541,303      $  695,170     $1,341,313      $  368,601
                                      ----------     -----------     ----------     -----------
                                      ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenue for the nine and three months ended September 30, 1998 and 1997:

                                          Nine months ended             Three months ended
                                            September 30,                  September 30,
                                      --------------------------     -------------------------
                                         1998           1997            1998           1997
                                      ----------     -----------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                        $  199,421     $(1,038,896)    $  547,369     $ (516,090)
     Currencies                         (926,374)      1,351,687       (225,965)     1,055,857
     Other                              (143,494)        355,696        (79,359)       146,083
  Foreign exchanges
     Financial                         2,616,289      (1,397,549)     1,382,621        251,846
     Other                              (271,371)        688,984       (119,293)      (139,197)
Forward Contracts:
     Currencies                           91,099         (40,367)       263,586        (40,367)
     Other                              (508,154)         42,142       (158,966)        42,142
Options Contracts:
  Domestic exchanges
     Financial                          (287,081)        144,101          6,750        (39,836)
     Currencies                         (214,125)       (113,416)            --       (102,991)
     Other                                (1,670)        (71,738)            --        (13,557)
  Foreign exchanges
     Financial                           (25,054)        --                  --         --
     Other                               (19,924)        (88,388)       (13,380)       (59,997)
                                      ----------     -----------     ----------     ----------
                                      $  509,562     $  (167,744)    $1,603,363     $  583,893
                                      ----------     -----------     ----------     ----------
                                      ----------     -----------     ----------     ----------

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

   At September 30, 1998, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 70% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1998 were $2,433,227 and $978,277, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1998 were $24,360 and $9,741, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through September 30, 1998 totalled 64,462,838 and $757,323, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Partnership.

   The Partnership has engaged third parties to perform primarily all of the services it needs. Accordingly, the Partnership's Year 2000 problems, if any, are not its own but those that center around the ability of the

General Partner, Prudential Securities Incorporated, its Trading Managers and any other third party with whom the Partnership has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Partnership has received assurances from its General Partner and Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as the Partnership's Trading Managers, have not made similar representations to the Partnership, the Partnership has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Partnership, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Partnership at this time, but could have a material adverse impact on the operations of the Partnership. The General Partner will promptly notify the Partnership's limited partners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Partnership's operations.

   The Partnership has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Partnership to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Partnership, the Partnership believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on the Partnership's operations.

Results of Operations

   The net asset value per Unit as of September 30, 1998 was $165.11, a decrease of 1.92% from the December 31, 1997 net asset value per Unit of $168.35. Additionally, the net asset value per Unit increased 9.61% during the third quarter.

   Third quarter profits resulted from gains in the financial, index and energy sectors. Losses were incurred in the metal, soft and grain sectors. Performance early on in the quarter was slightly negative as generally flat markets left little room for profitable trading opportunities. Also, price movements of many industrial metals such as copper, zinc and lead provided a difficult trading environment, leading to losses for the Partnership. As the quarter progressed and world stock markets became unglued, investors turned to the financial sector as a safe haven. This caused bond prices around the world to rise, significantly profiting the Partnership's long bond positions. Particularly, gains were experienced in Eurodollar, German ten-year, U.S. five-year and Japanese bonds. Falling world stock markets also opened up opportunities for the Partnership to profit by taking short positions in indices such as the U.S. S&P 500 and the German DAX.

   During July 1998, Willowbridge ceased to serve as a Trading Manager to the Partnership. All assets previously managed by Willowbridge were allocated to Tamiso, who began trading Partnership assets on August 28, 1998. As a result, the Partnership did not incur management fees, commissions or other transaction fees during the period these assets were not allocated for commodities trading. The monthly management fee paid to Tamiso equals 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fee paid to Tamiso equals 17% of the New High Net Trading Profits (as defined in the Advisory Agreement among the Partnership, the General Partner and Tamiso) as compared to 20% of the New High Net Trading Profits paid to Willowbridge.

   Interest income from U.S. Treasury bills decreased by approximately $107,000 and $54,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. These decreases are primarily due to the effect of poor trading performance during the first six months of 1998 and redemptions on funds available for investment in U.S. Treasury bills, as well as declining interest rates during the current year.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $282,000 and $144,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. The effect on the monthly net asset values of poor trading performance during the second quarter of 1997 and the first six months of 1998, as well as redemptions, caused a majority of these decreases. The replacement of Willowbridge as a Trading
Manager as discussed above also resulted in decreases to commissions.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the Trading Managers execute. Other transaction fees decreased by approximately $51,000 and $34,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997 primarily due to lower trading volume. The replacement of Willowbridge as a Trading Manager as discussed above also resulted in decreases to other transaction fees.

   As of September 30, 1998, all trading decisions were made by Sjo, Inc. and Tamiso (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $160,000 and $72,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997 for the same reasons commissions decreased, as well as a reduction in the rate paid to Tamiso as compared to Willowbridge, as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each Trading Manager. Despite overall net trading losses for the Partnership, Tamiso generated profits during the three months ended September 30, 1998 which resulted in incentive fees of approximately $9,000.

   General and administrative expenses increased by approximately $11,000 and $1,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

              4.3   Request for Redemption (incorporated by
                    reference to Exhibit 4.3 to the Registrant's
                    Registration Statement on Form S-1, File No.
                    33-32355)

             10.20  Advisory Agreement dated July 27,
                    1998 among the Registrant, Seaport
                    Futures Management, Inc. and Robert
                    M. Tamiso (filed herewith)

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant