Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1999-05-14
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,915,754     $ 2,838,700
U.S. Treasury bills, at amortized cost                                   9,691,875      10,175,171
Net unrealized gain on open commodity positions                            359,850         494,136
                                                                       -----------     ------------
Total assets                                                           $12,967,479     $13,508,007
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   834,615     $   712,663
Accrued expenses                                                            55,326          66,586
Due to affiliates                                                           32,237          14,709
Management fees payable                                                     21,467          22,378
Incentive fee payable                                                       23,927              --
                                                                       -----------     ------------
Total liabilities                                                          967,572         816,336
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (77,786 and 83,196 units outstanding)                  11,879,866      12,564,659
General partner (786 and 841 units outstanding)                            120,041         127,012
                                                                       -----------     ------------
Total partners' capital                                                 11,999,907      12,691,671
                                                                       -----------     ------------
Total liabilities and partners' capital                                $12,967,479     $13,508,007
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    152.72     $    151.02
                                                                       -----------     ------------
                                                                       -----------     ------------
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

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three months ended
                                                                                   March 31,
                                                                             ----------------------
                                                                               1999         1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                                  $ 553,950    $ 370,561
Change in net unrealized gain on open commodity positions                     (134,286)    (302,688)
Interest from U.S. Treasury bills                                              105,478      182,166
                                                                             ---------    ---------
                                                                               525,142      250,039
                                                                             ---------    ---------
EXPENSES
Commissions                                                                    237,767      333,091
Other transaction fees                                                          16,462       57,348
Management fees                                                                 63,797      111,225
Incentive fees                                                                  23,927           --
General and administrative                                                      40,338       44,595
                                                                             ---------    ---------
                                                                               382,291      546,259
                                                                             ---------    ---------
Net income (loss)                                                            $ 142,851    $(296,220)
                                                                             ---------    ---------
                                                                             ---------    ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                             $ 141,422    $(293,257)
                                                                             ---------    ---------
                                                                             ---------    ---------
General partner                                                              $   1,429    $  (2,963)
                                                                             ---------    ---------
                                                                             ---------    ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP
  UNIT
Net income (loss) per weighted average limited and general partnership
  unit                                                                       $    1.70    $   (2.85)
                                                                             ---------    ---------
                                                                             ---------    ---------
Weighted average number of limited and general partnership units
  outstanding                                                                   84,037      104,074
                                                                             ---------    ---------
                                                                             ---------    ---------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             84,037     $12,564,659     $127,012     $12,691,671
Net income                                           --         141,422        1,429         142,851
Redemptions                                      (5,465)       (826,215)      (8,400)       (834,615)
                                                -------     -----------     --------     -----------
Partners' capital--March 31, 1999                78,572     $11,879,866     $120,041     $11,999,907
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1999 and 1998 were:

                                                                       1999          1998
        -----------------------------------------------------------------------------------
        Commissions                                                  $237,767      $333,091
        General and administrative                                     20,350        25,650
                                                                     --------      --------
                                                                     $258,117      $358,741
                                                                     --------      --------
                                                                     --------      --------

   The Partnership's assets are maintained either in trading or cash accounts with Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1999, such segregated assets totalled $4,784,900. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $8,101,448 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, the Partnership's open futures and forward contracts generally mature within one year.

   At March 31, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                                        1999            1998
                                                    ------------    ------------
Financial Futures Contracts:
  Commitments to purchase                           $78,058,421     $42,939,543
  Commitments to sell                                10,259,445      70,231,314
Currency Futures Contracts:
  Commitments to purchase                             3,023,490       4,047,975
  Commitments to sell                                10,507,293       6,715,726
Other Futures Contracts:
  Commitments to purchase                             3,009,712       1,180,941
  Commitments to sell                                 2,211,046       5,823,477
Currency Forward Contracts:
  Commitments to purchase                            14,255,292       8,606,922
  Commitments to sell                                18,377,913       8,306,752

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                     1999                        1998
                                           ------------------------    ------------------------
                                            Assets     Liabilities      Assets     Liabilities
                                           --------    ------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                             $     --      $ 13,367      $ 17,975      $  3,591
     Currencies                             106,327        18,923       239,260        37,299
     Other                                   90,226        15,425       155,300        36,717
  Foreign exchanges
     Financial                              127,646        16,276       462,890        72,197
     Other                                   37,185        18,674        84,761        52,321
Forward Contracts:
     Currencies                             214,219       133,088            --       263,925
                                           --------    ------------    --------    ------------
                                           $575,603      $215,753      $960,186      $466,050
                                           --------    ------------    --------    ------------
                                           --------    ------------    --------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                     1999                         1998
                                           ------------------------    --------------------------
                                            Assets     Liabilities       Assets      Liabilities
                                           --------    ------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                             $ 45,020      $  5,577      $  162,289      $ 38,893
     Currencies                             128,313        39,837         201,153        30,952
     Other                                  131,716        23,143         155,886       101,500
  Foreign exchanges
     Financial                              216,110        51,334         552,424        32,279
     Other                                   67,724        47,821          77,135        80,815
Forward Contracts:
     Currencies                             284,502       261,891              --        95,466
     Other                                       --            --          95,096           575
Options Contracts:
  Domestic exchanges
     Financial                                   --            --          18,313            --
     Currencies                                  --            --          33,963            --
  Foreign exchanges
     Financial                                   --            --           3,979            --
                                           --------    ------------    ----------    ------------
                                           $873,385      $429,603      $1,300,238      $380,480
                                           --------    ------------    ----------    ------------
                                           --------    ------------    ----------    ------------

   The following table presents trading revenues from futures, forward and options contracts for the three months ended March 31, 1999 and 1998.

                                                1999           1998
                                              ---------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                                $ (29,969)    $ (259,713)
     Currencies                                (226,939)      (171,104)
     Other                                      (29,191)      (347,872)
  Foreign exchanges
     Financial                                  (79,651)     1,115,381
     Other                                      (31,147)      (198,049)
Forward Contracts:
     Currencies                                 816,561       (124,937)
     Other                                           --        194,234
Options Contracts:
  Domestic exchanges
     Financial                                       --        (46,735)
     Currencies                                      --        (88,275)
  Foreign exchanges
     Other                                           --         (5,057)
                                              ---------     ----------
                                              $ 419,664     $   67,873
                                              ---------     ----------
                                              ---------     ----------

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

   At March 31, 1999, 100% of the Partnership's net assets were allocated to commodities trading. At March 31, 1999, a significant portion of the net assets was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and forward contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1999 were $826,215, and $8,400, respectively. Redemptions by limited partners and the General Partner recorded from commencement of operations, May 30, 1990, through March 31, 1999 totalled $65,994,467 and $772,972, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of March 31, 1999 was $152.72, an increase of 1.13% from the December 31, 1998 net asset value per Unit of $151.02.

   First quarter trading resulted in net profits for the Partnership. Gains were experienced in the currency, energy and grain sectors. Losses were incurred in the financial, soft, index and metal sectors.

   During the quarter, the U.S. dollar continued its surge, supported by strong economic statistics and fueled by interest rate differentials. Additionally, the Brazil-International Monetary Fund agreement released some pressure off the U.S. dollar as some level of confidence seemed to be restored in Latin America. As a result, the U.S. dollar posted significant gains against the Euro and Swiss franc, which contributed to Partnership profits.

   The Partnership profited from energy sector positions as those markets continued to set new highs, propelled by OPEC's announcement to make substantial cuts in crude oil exports. Prospects of large global bean surpluses resulting from weak Asian demand benefited the Partnership as bean positions recorded gains.

   Most European and Asian stock indices experienced solid gains following the Dow Jones Industrial Average as it rose through the 10,000 level. As a result, short index sector positions incurred losses.

   The metal sector rallied during the first half of the quarter until events in Kosovo led to NATO military attacks on Yugoslavia. As a result, silver and gold positions recorded losses for the Partnership.

   Interest income is earned on the Partnership's investments in U.S. Treasury bills and varies monthly according to interest rates, trading performance and redemptions. Interest income from U.S. Treasury bills decreased by $77,000 for the three months ended March 31, 1999 as compared to 1998. This decrease was primarily due to the effect of declining interest rates as well as the effect of fewer funds available for investment in U.S. Treasury bills resulting from the liquidation of such investments for the payment of redemptions and poor trading performance during 1998.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by $95,000 for the three months ended March 31, 1999 as compared to 1998 due primarily to the effect on the monthly net asset values of poor trading performance and redemptions during 1998.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute as well as the exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees decreased by $41,000 for the three months ended March 31, 1999 as compared to 1998 due to lower trading volume. Additionally, beginning in August 1998, the Partnership experienced a higher concentration of interbank trading, which does not generate other transactions fees, as a result of a change in trading managers as further discussed below.

   All trading decisions are currently being made by Sjo, Inc. and Robert M. Tamiso (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $47,000 for the three months ended March 31, 1999 as compared to 1998. This decrease was primarily due to redemptions and poor trading performance during 1998. Additionally, this decrease was due to a reduction from a 3% annual rate to 2% when Willowbridge Associates, Inc. ('Willowbridge') ceased to serve as a Trading Manager to the Partnership and the portion of the net assets traded by Willowbridge were reallocated to Robert M. Tamiso during July 1998.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the advisory agreements among the Partnership, the General Partner and each Trading Manager. Robert M. Tamiso generated sufficient profits to earn incentive fees of $24,000 during the three months ended March 31, 1999.

   General and administrative expenses decreased by $4,000 for the three months ended March 31, 1999 as compared to 1998. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. This decrease was due to a reduction in overall costs associated with administering the Partnership including continuing declines in printing and postage costs as limited partners redeem their units.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph
                           A. Filicetti were elected by the Board of Directors of the General Partner as directors. In addition, Ms. Thomas has also been elected by the Board of Directors as President of the General Partner replacing Thomas M. Lane. Ms. Thomas joined Prudential Securities Incorporated in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures. Mr. Filicetti was elected by the Board of Directors of the General Partner as Executive Vice President. Mr. Filicetti joined Prudential Securities Incorporated in September 1998 and is the Director of Sales and Marketing for Managed Futures.

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer