Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 3 L P
filed 1999-08-13
CIK 857850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,513,469     $ 2,838,700
U.S. Treasury bills, at amortized cost                                   9,923,843      10,175,171
Net unrealized gain on open commodity positions                            267,705         494,136
                                                                       -----------     ------------
Total assets                                                           $12,705,017     $13,508,007
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   714,140     $   712,663
Accrued expenses                                                            34,780          66,586
Due to affiliates                                                           52,627          14,709
Management fees payable                                                     21,125          22,378
Incentive fee payable                                                       55,057              --
                                                                       -----------     ------------
Total liabilities                                                          877,729         816,336
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (73,357 and 83,196 units outstanding)                  11,709,013      12,564,659
General partner (741 and 841 units outstanding)                            118,275         127,012
                                                                       -----------     ------------
Total partners' capital                                                 11,827,288      12,691,671
                                                                       -----------     ------------
Total liabilities and partners' capital                                $12,705,017     $13,508,007
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    159.62     $    151.02
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Six months ended           Three months ended
                                                           June 30,                    June 30,
                                                   -------------------------    -----------------------
                                                      1999          1998          1999         1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                     $1,487,996    $  (442,371)   $934,046    $  (812,932)
Change in net unrealized gain on open commodity
  positions                                          (226,431)      (651,430)    (92,145)      (348,742)
Interest from U.S. Treasury bills                     210,159        328,839     104,681        146,673
                                                   ----------    -----------    --------    -----------
                                                    1,471,724       (764,962)    946,582     (1,015,001)
                                                   ----------    -----------    --------    -----------
EXPENSES
Commissions                                           471,972        619,772     234,205        286,681
Other transaction fees                                 31,467        104,497      15,005         47,149
Management fees                                       127,761        202,093      63,964         90,868
Incentive fees                                         78,984             --      55,057             --
General and administrative                             77,168         88,936      36,830         44,341
                                                   ----------    -----------    --------    -----------
                                                      787,352      1,015,298     405,061        469,039
                                                   ----------    -----------    --------    -----------
Net income (loss)                                  $  684,372    $(1,780,260)   $541,521    $(1,484,040)
                                                   ----------    -----------    --------    -----------
                                                   ----------    -----------    --------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                   $  677,526    $(1,762,427)   $536,104    $(1,469,170)
                                                   ----------    -----------    --------    -----------
                                                   ----------    -----------    --------    -----------
General partner                                    $    6,846    $   (17,833)   $  5,417    $   (14,870)
                                                   ----------    -----------    --------    -----------
                                                   ----------    -----------    --------    -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
  AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                     $     8.42    $    (17.46)   $   6.89    $    (14.87)
                                                   ----------    -----------    --------    -----------
                                                   ----------    -----------    --------    -----------
Weighted average number of limited and general
  partnership units outstanding                        81,305        101,939      78,572         99,804
                                                   ----------    -----------    --------    -----------
                                                   ----------    -----------    --------    -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             84,037     $12,564,659     $127,012     $12,691,671
Net income                                           --         677,526        6,846         684,372
Redemptions                                      (9,939)     (1,533,172)     (15,583)     (1,548,755)
                                                -------     -----------     --------     -----------
Partners' capital--June 30, 1999                 74,098     $11,709,013     $118,275     $11,827,288
                                                -------     -----------     --------     -----------
                                                -------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 3, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 3, L.P. (the 'Partnership') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the six months ended June 30, 1999 and 1998 were:

                                                                       1999          1998
        -----------------------------------------------------------------------------------
        Commissions                                                  $471,972      $619,772
        General and administrative                                     40,700        50,676
                                                                     --------      --------
                                                                     $512,672      $670,448
                                                                     --------      --------
                                                                     --------      --------

The costs incurred for these services for the three months ended June 30, 1999 and 1998 were:

                                                                       1999          1998
        -----------------------------------------------------------------------------------
        Commissions                                                  $234,205      $286,681
        General and administrative                                     20,350        25,026
                                                                     --------      --------
                                                                     $254,555      $311,707
                                                                     --------      --------
                                                                     --------      --------

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreements among the Partnership, the General Partner and each trading manager, a trading manager will automatically be terminated if the net asset value allocated to that trading manager declines by 33 1/3% in any year or since the initial allocation of assets to that trading manager
(except for Sjo, Inc. which would require a decline of 40% from the value as of the first day of the then current year). Furthermore, the Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value of 50% since the commencement of trading activities. In each case, the decline in the net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1999, such segregated assets totalled $8,416,157. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $4,295,876 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, the Partnership's open futures and forward contracts generally mature within one year.

   At June 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                                        1999            1998
                                                    ------------    ------------
Financial Futures Contracts:
  Commitments to purchase                           $21,564,047     $42,939,543
  Commitments to sell                                59,227,392      70,231,314
Currency Futures Contracts:
  Commitments to purchase                             2,561,888       4,047,975
  Commitments to sell                                 8,632,946       6,715,726
Other Futures Contracts:
  Commitments to purchase                             2,391,753       1,180,941
  Commitments to sell                                 3,456,766       5,823,477
Currency Forward Contracts:
  Commitments to purchase                            17,943,171       8,606,922
  Commitments to sell                                22,335,353       8,306,752

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

   At June 30, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                     1999                        1998
                                           ------------------------    ------------------------
                                            Assets     Liabilities      Assets     Liabilities
                                           --------    ------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                             $ 14,579      $ 40,206      $ 17,975      $  3,591
     Currencies                              38,685        52,880       239,260        37,299
     Other                                  201,977         7,618       155,300        36,717
  Foreign exchanges
     Financial                              213,300        15,403       462,890        72,197
     Other                                   31,396       109,109        84,761        52,321
Forward Contracts:
     Currencies                             275,572       282,588            --       263,925
                                           --------    ------------    --------    ------------
                                           $775,509      $507,804      $960,186      $466,050
                                           --------    ------------    --------    ------------
                                           --------    ------------    --------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1999 and 1998, respectively.

                                                      1999                          1998
                                           --------------------------    --------------------------
                                             Assets      Liabilities       Assets      Liabilities
                                           ----------    ------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                             $   41,434      $ 10,689      $  150,464      $ 34,235
     Currencies                               139,451        34,805         237,220        60,613
     Other                                    128,175        22,142         182,751       123,930
  Foreign exchanges
     Financial                                224,590        45,118         413,337        44,818
     Other                                     59,186        60,475          80,898        78,582
Forward Contracts:
     Currencies                               503,283       288,555           5,335        94,103
     Other                                         --            --          57,889        79,883
Options Contracts:
  Domestic exchanges
     Financial                                     --            --          30,464            --
     Currencies                                    --            --          19,693            --
  Foreign exchanges
     Financial                                     --            --           3,268            --
     Other                                         --            --           7,154            --
                                           ----------    ------------    ----------    ------------
                                           $1,096,119      $461,784      $1,188,473      $516,164
                                           ----------    ------------    ----------    ------------
                                           ----------    ------------    ----------    ------------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1999 and 1998, respectively.

                                                 1999                           1998
                                      --------------------------     --------------------------
                                        Assets       Liabilities       Assets       Liabilities
                                      ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $   27,489      $   16,471     $  129,073      $   24,987
     Currencies                          142,309          25,803        332,416          85,201
     Other                               115,147          19,462        193,445         150,539
  Foreign exchanges
     Financial                           208,835          31,691        188,433          70,089
     Other                                45,147          62,680         71,267          77,776
Forward Contracts:
     Currencies                          649,798         276,352          9,336          74,100
     Other                                    --              --         43,995         139,221
Options Contracts:
  Domestic exchanges
     Financial                                --              --         47,469              --
     Currencies                               --              --          9,163              --
  Foreign exchanges
     Financial                                --              --          5,719              --
     Other                                    --              --         12,519              --
                                      ----------     -----------     ----------     -----------
                                      $1,188,725      $  432,459     $1,042,835      $  621,913
                                      ----------     -----------     ----------     -----------
                                      ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenue for the six and three months ended June 30, 1999 and 1998:

                                           Six months ended             Three months ended
                                               June 30,                      June 30,
                                      --------------------------     ------------------------
                                         1999           1998           1999          1998
                                      ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $   51,683     $  (347,948)    $ 81,652     $   (88,235)
     Currencies                         (192,658)       (700,409)      34,281        (529,305)
     Other                                27,656         (64,135)      56,847         283,737
  Foreign exchanges
     Financial                           142,307       1,233,668      221,958         118,287
     Other                               (61,224)       (152,078)     (30,077)         45,971
Forward Contracts:
     Currencies                        1,293,801        (172,487)     477,240         (47,550)
     Other                                    --        (349,188)          --        (543,422)
Options Contracts:
  Domestic exchanges
     Financial                                --        (293,831)          --        (247,096)
     Currencies                               --        (214,125)          --        (125,850)
     Other                                    --          (1,670)          --          (1,670)
  Foreign exchanges
     Financial                                --         (25,054)          --         (25,054)
     Other                                    --          (6,544)          --          (1,487)
                                      ----------     -----------     --------     -----------
                                      $1,261,565     $(1,093,801)    $841,901     $(1,161,674)
                                      ----------     -----------     --------     -----------
                                      ----------     -----------     --------     -----------

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

   At June 30, 1999, 100% of the Partnership's net assets were allocated to commodities trading. At June 30, 1999, a significant portion of the net assets was held in U.S. Treasury bills (which represented approximately 79% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and forward contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners recorded for the six and three months ended June 30, 1999 were $1,533,172 and $706,957, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1999 were $15,583 and $7,183, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 30, 1990, through June 30, 1999 totalled $66,701,424 and $780,155, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of June 30, 1999 was $159.62, an increase of 5.69% from the December 31, 1998 net asset value per Unit of $151.02.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Partnership Performance

   Currency sector positions led by the Swiss franc and Euro captured gains for the Partnership. Weakness in the Euro continued due to deteriorating confidence in that currency and Italy's possible retraction from the European Economic Union. Consequently, the European Central Bank has been rumored to be considering an interest rate increase. The Swiss franc fell in value versus the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended, and as the U.S. dollar gained strength when the Federal Reserve increased the U.S. interest rate by .25%.

   The Partnership recorded profits in the financial sector driven by Japanese government and short-term cash (Montreal) bonds. Throughout the quarter, the Japanese economy appeared to strengthen prompting a bond market rally. In June, the Federal Reserve raised the federal funds rate by 25 basis points. Short positions in Canadian and European bonds benefited from this rise in interest rates.

   In the energy sector, trading in light crude oil and natural gas provided profits. Crude oil products rallied as extremely hot U.S. weather drove utility demand during June. The rally continued following statements by oil ministers from Saudi Arabia and Mexico regarding the high degree of compliance with current OPEC production cuts. Additionally, natural gas products experienced low quarterly inventories.

   Losses were incurred in the metal sector from positions in copper and lead. Base metals rallied sharply following announcements that two major companies would significantly cut copper output. If carried out, the estimated production cuts would almost eliminate the estimated global copper supply surplus.

   Interest income is earned on the Partnership's investments in U.S. Treasury bills and, therefore, varies monthly based on interest rates as well as the effect of trading performance and redemptions on the level of funds available for investment in U.S. Treasury bills. Interest income from U.S. Treasury bills decreased by $119,000 and $42,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. These decreases were primarily due to the effect of declining interest rates as well as the effect of fewer funds available for investment in U.S. Treasury bills resulting from the liquidation of such investments for the payment of redemptions and poor trading performance during 1998 offset, in part, by positive trading performance during 1999.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by $148,000 and $52,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 due primarily to the effect on the monthly net asset values of quarterly redemptions and poor trading performance during 1998 offset, in part, by positive trading performance during 1999.

   Other transaction fees consist of National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees decreased by $73,000 and $32,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 due to lower trading volume. Additionally, beginning in August 1998, the Partnership experienced a higher concentration of interbank trading, which does not generate other transactions fees, as a result of a change in trading managers as further discussed below.

   All trading decisions are currently being made by Sjo, Inc. and Robert M. Tamiso (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $74,000 and $27,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 for the same reasons commissions decreased as discussed above. Additionally, these decreases were due to a reduction from a 3% annual rate to 2% when Willowbridge Associates, Inc. ('Willowbridge') ceased to serve as a Trading Manager to the Partnership and the portion of the net assets traded by Willowbridge were reallocated to Robert M. Tamiso during July 1998.

   Incentive fees are based on New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each Trading Manager. Robert M. Tamiso generated sufficient profits to earn incentive fees of $79,000 and $55,000 during the six and three months ended June 30, 1999. No incentive fees were earned during the six and three months ended June 30, 1998.

   General and administrative expenses decreased by $12,000 and $8,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These decreases were due to reductions in overall costs associated with administering the Partnership including continuing declines in printing and postage costs as limited partners redeem their units.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Prudential-Bache Capital Return Futures Fund 3, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer